Form 10-Q
period 2025-09-30
Employers Holdings, Inc.
filed 2025-10-31
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2025, there were 22,479,106 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2025	December 31, 2024
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,026.5 at September 30, 2025 and $2,203.1 at December 31, 2024, less CECL allowance of $0.6 at September 30, 2025 and $1.1 at December 31, 2024)	$1,979.5	$2,097.4
Equity securities at fair value (cost $148.5 at September 30, 2025 and $145.0 at December 31, 2024)	282.8	254.1
Equity securities at cost	7.5	5.7
Other invested assets (cost $85.3 at September 30, 2025 and $90.9 at December 31, 2024)	104.3	106.6
Short-term investments at fair value (amortized cost $5.6 at September 30, 2025 and $0.1 at December 31, 2024)	5.6	0.1
Total investments	2,379.7	2,463.9
Cash and cash equivalents	166.8	68.3
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	13.9	15.7
Premiums receivable (less CECL allowance of $22.2 at September 30, 2025 and $19.2 at December 31, 2024)	364.7	361.3
Reinsurance recoverable for:
Paid losses	5.7	6.3
Unpaid losses (less CECL allowance of $0.8 at September 30, 2025 and $0.9 at December 31, 2024)	391.9	411.5
Deferred policy acquisition costs	62.6	59.6
Deferred income tax asset, net	18.4	38.3
Property and equipment, net	7.2	7.8
Operating lease right-of-use assets	3.9	3.7
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Cloud computing arrangements	14.9	17.3
Other assets	46.7	37.6
Total assets	$3,526.4	$3,541.3
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$1,822.5	$1,808.2
Unearned premiums	420.4	402.2
Commissions and premium taxes payable	62.1	65.8
Accounts payable and accrued expenses	17.5	21.2
Deferred reinsurance gain—LPT Agreement	89.4	94.0
Operating lease liability	4.1	4.2
Non-cancellable obligations	10.4	13.8
Other liabilities	60.8	63.2
Total liabilities	$2,487.2	$2,472.6
Commitments and contingencies (Notes 3 and 6)

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2025	December 31, 2024
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,275,261 and 58,184,861 shares issued and 22,709,604 and 24,556,706 shares outstanding at September 30, 2025 and December 31, 2024, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	426.7	424.2
Retained earnings	1,484.4	1,472.9
Accumulated other comprehensive loss, net of tax	(36.6)	(82.5)
Treasury stock, at cost (35,565,657 shares at September 30, 2025 and 33,628,155 shares at December 31, 2024)	(835.9)	(746.5)
Total stockholders’ equity	1,039.2	1,068.7
Total liabilities and stockholders’ equity	$3,526.4	$3,541.3
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	(unaudited)		(unaudited)
Net premiums earned	$192.1	$186.6	$573.4	$559.3
Net investment income	26.1	26.6	85.3	80.3
Net realized and unrealized gains on investments	21.2	10.9	29.3	24.5
Other (loss) income	(0.1)	(0.1)	0.2	—
Total revenues	239.3	224.0	688.2	664.1
Expenses
Losses and loss adjustment expenses	186.6	117.7	447.4	343.0
Commission expense	23.0	25.8	72.1	76.9
Underwriting expenses	39.6	43.8	125.7	132.0
Interest and financing expenses	0.2	—	0.3	0.1
Other non-recurring expenses	1.1	—	1.1	—
Total expenses	250.5	187.3	646.6	552.0
Net (loss) income before income taxes	(11.2)	36.7	41.6	112.1
Income tax (benefit) expense	(2.9)	6.4	7.4	21.8
Net (loss) income	$(8.3)	$30.3	$34.2	$90.3

Comprehensive income
Unrealized AFS investment gains arising during the period, net of tax expense of $(3.9) and $(13.9) for the three months ended September 30, 2025 and 2024, respectively, and $(11.5) and $(9.5) for the nine months ended September 30, 2025 and 2024, respectively	$14.6	$52.2	$43.1	$35.7
Reclassification adjustment for realized AFS investment losses in net income, net of tax benefit of $(0.5) and $(0.4) for the three months ended September 30, 2025 and 2024, respectively, and $(0.7) and $(1.3) for the nine months ended September 30, 2025 and 2024, respectively	2.0	1.5	2.8	5.0
Other comprehensive income, net of tax	16.6	53.7	45.9	40.7
Total Comprehensive income	$8.3	$84.0	$80.1	$131.0

Earnings (loss) per common share (Note 13):
Basic	$(0.36)	$1.22	$1.43	$3.59
Diluted	$(0.36)	$1.21	$1.42	$3.57
Cash dividends declared per common share and eligible equity plan awards	$0.32	$0.30	$0.94	$0.88
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended September 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, July 1, 2025	58,257,209	$0.6	$425.7	$1,500.2	$(53.2)	$(790.2)	$1,083.1
Stock-based obligations	—	—	1.1	—	—	—	1.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	18,052	—	(0.1)	—	—	—	(0.1)
Acquisitions of common stock(1)	—	—	—	—	—	(45.7)	(45.7)
Dividends declared	—	—	—	(7.5)	—	—	(7.5)
Net (loss) for the period	—	—	—	(8.3)	—	—	(8.3)
Change in net unrealized losses on AFS investments, net of taxes of $(4.4)	—	—	—	—	16.6	—	16.6
Balance, September 30, 2025	58,275,261	$0.6	$426.7	$1,484.4	$(36.6)	$(835.9)	$1,039.2

Balance, July 1, 2024	58,167,193	$0.6	$420.9	$1,429.4	$(99.0)	$(729.0)	$1,022.9
Stock-based obligations	—	—	1.7	—	—	—	1.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	3,638	—	(0.1)	—	—	—	(0.1)
Acquisitions of common stock(1)	—	—	—	—	—	(7.5)	(7.5)
Dividends declared	—	—	—	(7.6)	—	—	(7.6)
Net income for the period	—	—	—	30.3	—	—	30.3
Change in net unrealized losses on AFS investments, net of taxes of $(14.3)	—	—	—	—	53.7	—	53.7
Balance, September 30, 2024	58,170,831	$0.6	$422.5	$1,452.1	$(45.3)	$(736.5)	$1,093.4
(1) Amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022 (See Note 7).
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2025	58,184,861	$0.6	$424.2	$1,472.9	$(82.5)	$(746.5)	$1,068.7
Stock-based obligations	—	—	3.9	—	—	—	3.9
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	90,400	—	(1.4)	—	—	—	(1.4)
Acquisitions of common stock(1)	—	—	—	—	—	(89.4)	(89.4)
Dividends declared	—	—	—	(22.7)	—	—	(22.7)
Net income for the period	—	—	—	34.2	—	—	34.2
Change in net unrealized losses on AFS investments, net of taxes of $(12.2)	—	—	—	—	45.9	—	45.9
Balance, September 30, 2025	58,275,261	$0.6	$426.7	$1,484.4	$(36.6)	$(835.9)	$1,039.2

Balance, January 1, 2024	58,055,968	$0.6	$419.8	$1,384.3	$(86.0)	$(704.8)	$1,013.9
Stock-based obligations	—	—	4.5	—	—	—	4.5
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	114,863	—	(1.8)	—	—	—	(1.8)
Acquisitions of common stock(1)	—	—	—	—	—	(31.7)	(31.7)
Dividends declared	—	—	—	(22.5)	—	—	(22.5)
Net income for the period	—	—	—	90.3	—	—	90.3
Change in net unrealized losses on AFS investments, net of taxes of $(10.8)	—	—	—	—	40.7	—	40.7
Balance, September 30, 2024	58,170,831	$0.6	$422.5	$1,452.1	$(45.3)	$(736.5)	$1,093.4
(1) Amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022 (See Note 7).
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Nine Months Ended
	September 30,
	2025	2024
Operating activities	(unaudited)
Net income	$34.2	$90.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2.6	2.7
Stock-based compensation	3.9	4.5
Amortization of cloud computing arrangements	7.8	10.4
Amortization of discounts and premiums on investments, net	(1.8)	(1.0)
Allowance for expected credit losses	2.9	(1.7)
Deferred income tax expense	7.8	6.4
Net realized and unrealized gains on investments	(29.3)	(24.5)
Change in operating assets and liabilities:
Premiums receivable	(6.4)	(17.7)
Reinsurance recoverable on paid and unpaid losses	20.3	15.0
Cloud computing arrangements	(5.4)	(1.1)
Operating lease right-of-use assets	(0.2)	1.1
Current federal income taxes	(12.4)	(8.5)
Unpaid losses and loss adjustment expenses	14.3	(48.0)
Unearned premiums	18.2	32.8
Accounts payable, accrued expenses and other liabilities	(1.6)	3.5
Deferred reinsurance gain—LPT Agreement	(4.6)	(5.4)
Contingent commission receivable—LPT Agreement	—	14.2
Operating lease liabilities	(0.1)	(1.2)
Non-cancellable obligations	(3.4)	(5.9)
Other	(2.8)	(2.6)
Net cash provided by operating activities	44.0	63.3
Investing activities
Purchases of fixed maturity securities	(198.9)	(452.0)
Purchases of equity securities	(54.8)	(47.2)
Purchases of short-term investments	(16.6)	(39.7)
Purchases of other invested assets	(3.7)	(14.8)
Distributions from other invested assets	9.3	8.5
Proceeds from sale of fixed maturity securities	226.0	209.6
Proceeds from sale of equity securities	53.9	31.5
Proceeds from maturities and redemptions of fixed maturity securities	147.2	158.7
Proceeds from sales and maturities of short-term investments	11.2	42.5
Net change in unsettled investment purchases and sales	(4.2)	16.4
Capital expenditures and other	(2.0)	(3.2)
Net cash provided by (used in) investing activities	167.4	(89.7)
Financing activities
Acquisition of common stock	(88.7)	(32.0)
Cash transactions related to stock-based compensation	(1.4)	(1.8)
Dividends paid to stockholders	(22.8)	(22.8)
Payments on finance leases	—	(0.1)
Net cash used in financing activities	(112.9)	(56.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	98.5	(83.1)
Cash, cash equivalents and restricted cash at the beginning of the period	68.5	226.6
Cash, cash equivalents and restricted cash at the end of the period	$167.0	$143.5

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	September 30, 2025	December 31, 2024
	(unaudited)
	(in millions)
Cash and cash equivalents	$166.8	$68.3
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$167.0	$68.5

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

2. New Accounting Standards
Recently Issued Accounting Standards
In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The amendments in this update eliminate all references to project stages and requires capitalization of software costs when: (i) management authorizes and commits to funding the software project, and (ii) it is probable the software project will be completed and used as intended, known as the "probable-to-completion recognition threshold." Entities must consider whether there is significant uncertainty associated with the development activities of the software in determining if the threshold is met. To determine whether significant development uncertainty exists, the amendment considers the following: (i) whether uncertainties related to novel or unproven software functions or features, if identified, have been resolved through coding and testing, and (ii) whether the software’s required functions and performance criteria have been defined or are still being revised. In addition, the amendments in the update specify that property, plant and equipment disclosure requirements are required for capitalized internal-use software costs, regardless of financial statement presentation and also incorporate the recognition requirements for website-specific development costs. This update is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. The Company will adopt this standard when it becomes effective.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require further disaggregation of certain relevant costs and expenses into specified categories in disclosures within the footnotes to the financial statements at each interim and annual reporting period. Relevant expense captions required to be disclosed include the following, as applicable: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; (iv) intangible asset amortization; and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other depletion expenses). Also, the amendments require a qualitative description of the amounts of other items remaining in relevant expense captions that are not separately disaggregated. In addition, a separate disclosure of the total amount of selling expenses should be presented and, in annual reporting periods, an entity's definition of selling expenses should be disclosed. This update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this standard when it becomes effective.
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
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,267.9	$2,267.9	$2,351.6	$2,351.6
Cash and cash equivalents	166.8	166.8	68.3	68.3
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of September 30, 2025 and December 31, 2024.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of September 30, 2025, the Company held $65.6 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.
The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$68.4	$—	$—	$59.3	$—
States and municipalities	—	157.9	—	—	159.3	—
Corporate securities	—	657.8	52.5	—	751.7	51.3
Residential mortgage-backed securities	—	635.0	—	—	619.7	—
Commercial mortgage-backed securities	—	55.3	—	—	65.2	—
Asset-backed securities	—	175.3	13.1	—	199.7	14.3
Collateralized loan obligations	—	17.8	—	—	35.3	—
Foreign government securities	—	10.3	—	—	9.5	—
Other securities	—	136.1	—	—	132.1	—
Total fixed maturity securities	$—	$1,913.9	$65.6	$—	$2,031.8	$65.6
Equity securities at fair value:
Industrial and miscellaneous	$241.2	$—	$—	$215.1	$—	$—
Other	41.6	—	—	39.0	—	—
Total equity securities at fair value	$282.8	$—	$—	$254.1	$—	$—
Short-term investments	$—	$5.6	$—	$0.1	$—	$—
Total investments at fair value	$282.8	$1,919.5	$65.6	$254.2	$2,031.8	$65.6

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Nine Months Ended
	September 30,
	2025	2024
	(in millions)
Balance at the beginning of the period	$65.6	$46.2
Purchases	3.0	20.1
Sales	(4.6)	(1.7)
Unrealized gains included in comprehensive income or loss	1.6	1.5
Balance at end of period	$65.6	$66.1
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
Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company periodically receives and recognizes as Net investment income on the Company’s Consolidated Statements of Comprehensive Income (Loss) distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments during the course of the fund term. As of September 30, 2025, the Company had unfunded commitments to these private equity limited partnerships totaling $12.4 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	September 30, 2025	December 31, 2024
	(in millions)
Cash equivalents carried at NAV	$141.7	$30.7
Other invested assets carried at NAV	104.3	106.6

4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At September 30, 2025
Fixed maturity securities
U.S. Treasuries	$68.6	$—	$1.0	$(1.2)	$68.4
States and municipalities	157.8	—	3.5	(3.4)	157.9
Corporate securities	725.0	(0.1)	12.7	(27.3)	710.3
Residential mortgage-backed securities	662.3	—	3.4	(30.7)	635.0
Commercial mortgage-backed securities	57.8	—	0.3	(2.8)	55.3
Asset-backed securities	187.8	—	2.3	(1.7)	188.4
Collateralized loan obligations	17.9	—	—	(0.1)	17.8
Foreign government securities	12.7	—	—	(2.4)	10.3
Other securities(1)	136.6	(0.5)	0.6	(0.6)	136.1
Total fixed maturity securities	$2,026.5	$(0.6)	$23.8	$(70.2)	$1,979.5
Short-term investments	5.6	—	—	—	5.6
Total AFS investments	$2,032.1	$(0.6)	$23.8	$(70.2)	$1,985.1

At December 31, 2024
Fixed maturity securities
U.S. Treasuries	$61.4	$—	$0.2	$(2.3)	$59.3
States and municipalities	163.0	—	1.1	(4.8)	159.3
Corporate securities	849.2	(0.2)	4.4	(50.4)	803.0
Residential mortgage-backed securities	663.5	—	1.6	(45.4)	619.7
Commercial mortgage-backed securities	69.6	(0.3)	0.1	(4.2)	65.2
Asset-backed securities	216.0	—	1.6	(3.6)	214.0
Collateralized loan obligations	35.5	—	—	(0.2)	35.3
Foreign government securities	12.7	—	—	(3.2)	9.5
Other securities(1)	132.2	(0.6)	0.9	(0.4)	132.1
Total fixed maturity securities	$2,203.1	$(1.1)	$9.9	$(114.5)	$2,097.4
Short-term investments	0.1	—	—	—	0.1
Total AFS investments	$2,203.2	$(1.1)	$9.9	$(114.5)	$2,097.5
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.

The cost and estimated fair value of the Company’s equity securities recorded at fair value at September 30, 2025 and December 31, 2024 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At September 30, 2025
Equity securities at fair value
Industrial and miscellaneous	$120.7	$241.2
Other	27.8	41.6
Total equity securities at fair value	$148.5	$282.8

At December 31, 2024
Equity securities at fair value
Industrial and miscellaneous	$117.4	$215.1
Other	27.6	39.0
Total equity securities at fair value	$145.0	$254.1
The Company had Other invested assets totaling $104.3 million and $106.6 million (with an associated cost of $85.3 million and $90.9 million) at September 30, 2025 and December 31, 2024, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$21.8	$21.8
Due after one year through five years	429.2	424.8
Due after five years through ten years	564.7	558.7
Due after ten years	85.0	77.7
Mortgage and asset-backed securities	925.8	896.5
Total	$2,026.5	$1,979.5

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$26.5	$(0.4)	8
States and municipalities	26.0	(0.7)	7	48.0	(0.9)	20
Corporate securities	32.3	(0.7)	12	182.3	(4.0)	47
Residential mortgage-backed securities	112.1	(0.7)	38	190.6	(3.2)	111
Asset-backed securities	—	—	—	51.5	(0.8)	25
Other securities	50.9	(0.5)	225	29.2	(0.2)	133
Total fixed maturity securities	221.3	(2.6)	282	528.1	(9.5)	344
Total less than 12 months	$221.3	$(2.6)	282	$528.1	$(9.5)	344

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$16.2	$(1.2)	2	$15.6	$(1.9)	2
States and municipalities	22.8	(2.7)	15	37.1	(3.9)	20
Corporate securities	328.4	(26.6)	175	430.0	(46.4)	219
Residential mortgage-backed securities	264.8	(30.0)	222	272.0	(42.2)	220
Commercial mortgage-backed securities	41.1	(2.8)	17	53.6	(4.2)	23
Asset-backed securities	42.0	(1.7)	26	42.0	(2.8)	27
Collateralized loan obligations	2.8	(0.1)	2	3.2	(0.2)	2
Foreign government securities	10.3	(2.4)	2	9.5	(3.2)	2
Other securities	2.8	(0.1)	27	2.5	(0.2)	20
Total fixed maturity securities	731.2	(67.6)	488	865.5	(105.0)	535
Total 12 months or greater	$731.2	$(67.6)	488	$865.5	$(105.0)	535
As of September 30, 2025 and December 31, 2024, the Company had an allowance for current expected credit losses (CECL) on AFS investments of $0.6 million and $1.1 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at each of September 30, 2025 and December 31, 2024, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains on investments and the change in unrealized gains (losses) on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Decrease in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI (1), before tax
	(in millions)
Three Months Ended September 30, 2025
Fixed maturity securities	$0.1	$(3.1)	$0.5	$21.0	$(2.5)	$21.0
Equity securities	3.5	(0.5)	—	14.3	17.3	—
Other invested assets	—	—	—	6.4	6.4	—
Total investments	$3.6	$(3.6)	$0.5	$41.7	$21.2	$21.0

Nine Months Ended September 30, 2025
Fixed maturity securities	$0.3	$(4.3)	$0.5	$58.1	$(3.5)	$58.1
Equity securities	6.7	(2.5)	—	25.3	29.5	—
Other invested assets	—	—	—	3.3	3.3	—
Total investments	$7.0	$(6.8)	$0.5	$86.7	$29.3	$58.1

Three Months Ended September 30, 2024
Fixed maturity securities	$—	$(2.4)	$0.5	$68.0	$(1.9)	$68.0
Equity securities	0.4	(0.9)	—	13.4	12.9	—
Other invested assets	—	—	—	(0.1)	(0.1)	—
Total investments	$0.4	$(3.3)	$0.5	$81.3	$10.9	$68.0

Nine Months Ended September 30, 2024
Fixed maturity securities	$0.3	$(7.9)	$1.3	$51.6	$(6.3)	$51.6
Equity securities	4.5	(1.8)	—	26.1	28.8	—
Other invested assets	—	—	—	2.0	2.0	—
Total investments	$4.8	$(9.7)	$1.3	$79.7	$24.5	$51.6
(1)AOCI indicates Accumulated other comprehensive income or loss.
Proceeds from sales of fixed maturity securities were $150.2 million and $226.0 million for the three and nine months ended September 30, 2025, respectively, compared to $124.9 million and $209.6 million for the three and nine months ended September 30, 2024, respectively.
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Fixed maturity securities	$23.3	$22.5	$72.5	$67.8
Equity securities	1.7	1.7	5.2	5.0
Other invested assets	0.9	1.2	7.8	3.8
Short-term investments	0.1	0.4	0.1	1.3
Cash equivalents and restricted cash	1.1	1.9	2.5	5.4
Gross investment income	27.1	27.7	88.1	83.3
Investment expenses	(1.0)	(1.1)	(2.8)	(3.0)
Net investment income	$26.1	$26.6	$85.3	$80.3
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of September 30, 2025 and December 31, 2024, securities having a fair value of $575.9 million and $630.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $170.0 million of securities on deposit as of both September 30, 2025 and December 31, 2024 (See Note 10).
Certain reinsurance contracts require funds owned by the Company to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at September 30, 2025 and December 31, 2024 was $3.1 million and $3.0 million, respectively.
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
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$22.4	$18.8	$19.2	$17.9
Current period provision for CECL	6.4	6.3	17.4	16.4
Write-offs charged against the allowance	(3.7)	(6.6)	(6.9)	(11.6)
Recoveries collected	(2.9)	(2.3)	(7.5)	(6.5)
Ending balance of the allowance for CECL on premiums receivable	$22.2	$16.2	$22.2	$16.2
Reinsurance Recoverables
In assessing an allowance for reinsurance assets, which includes reinsurance recoverables, the Company considers historical information, the financial strength ratings of reinsurers, and collateralization amounts, to determine the appropriateness of the allowance. In assessing future default, the Company evaluates the CECL allowance under the ratings-based method using AM Best's Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process. Changes in the allowance for CECL on reinsurance recoverables are recorded through underwriting expenses.
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
As of September 30, 2025, the Company established an aggregate allowance for CECL on investments in the amount of $0.6 million. For the Company’s investments in fixed maturity debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of September 30, 2025, the Company did not intend to sell any of its AFS investments in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS investments totaled $13.9 million at September 30, 2025 and is excluded from the estimate of credit losses as these amounts have been consistently received on a timely basis.
The table below shows the changes in the allowance for CECL on AFS investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Beginning balance of CECL on AFS investments	$1.1	$1.9	$1.1	$2.7
Net change in CECL provision	(0.1)	(0.5)	—	0.6
Reductions in allowance from disposals	(0.4)	—	(0.5)	(1.9)
Ending balance of CECL on AFS investments	$0.6	$1.4	$0.6	$1.4
6. Property and Equipment
Property and equipment consists of the following:

	As of September 30,	As of December 31,
	2025	2024
	(in millions)
Furniture and equipment	$0.8	$1.8
Leasehold improvements	0.4	0.5
Computers and software	41.3	46.2
Automobiles	—	0.4
Property and equipment, gross	42.5	48.9
Accumulated depreciation	(35.3)	(41.1)
Property and equipment, net	$7.2	$7.8
Depreciation expenses related to property and equipment were $0.9 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2024, respectively. Capitalized costs associated with internally developed software were $2.0 million during the nine months ended September 30, 2025 and $2.5 million during the year ended December 31, 2024.
Cloud Computing Arrangements
Capitalized costs associated with cloud computing arrangements totaled $14.9 million and $17.3 million, which were comprised of service contract fees and implementation costs associated with hosting arrangements as of September 30, 2025 and December 31, 2024, respectively. Total amortization for hosting arrangements was $2.8 million and $7.8 million for the three and nine months ended September 30, 2025, respectively, and $3.1 million and $10.4 million for the three and nine months ended September 30, 2024, respectively.

Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as both an Operating lease right-of-use (ROU) asset and an Operating lease liability on the Company’s Consolidated Balance Sheets. Finance leases for automobiles are presented as both Property and equipment and Other liabilities on the Company’s Consolidated Balance Sheets. As of February 28, 2025, the Company no longer had finance leases for automobiles. ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of September 30, 2025, the Company’s operating leases have remaining terms of one year to seven years, with options to extend up to five years with no termination provision.
Components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Operating lease expense	$0.2	$0.3	$0.8	$0.8
Finance lease expense	—	—	—	0.1
Total lease expense	$0.2	$0.3	$0.8	$0.9
As of September 30, 2025, the weighted average remaining lease terms for operating leases were 6.1 years, and the associated weighted average discount rate was 4.4%.
Maturities of lease liabilities were as follows:

	As of September 30, 2025
	Operating Leases	Finance Leases
	(in millions)
2025	$0.2	$—
2026	0.8	—
2027	0.8	—
2028	0.8	—
2029	0.6	—
Thereafter	1.5	—
Total lease payments	4.7	—
Less: imputed interest	(0.6)	—
Total	$4.1	$—
Supplemental balance sheet information related to leases was as follows:

	As of September 30,	As of December 31,
	2025	2024
	(in millions)
Operating leases:
Operating lease right-of-use asset	$3.9	$3.7
Operating lease liability	4.1	4.2
Finance leases:
Property and equipment, gross	—	0.4
Accumulated depreciation	—	(0.3)
Property and equipment, net	—	0.1
Other liabilities	$—	$0.1

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.8	$0.8
Financing cash flows used for finance leases	—	0.1
7. Income Taxes
The Company's income tax (benefit) expense was $(2.9) million and $7.4 million for three and nine months ended September 30, 2025, respectively, and $6.4 million and $21.8 million for three and nine months ended September 30, 2024, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 25.9% and 17.8%, respectively, and the Company’s effective tax rate for the three and nine months ended September 30, 2024 was 17.4% and 19.4%, respectively. The effective rates during each of the periods presented deviate favorably from the statutory rate of 21.0% due to, in part, income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, and tax credits utilized.
The Inflation Reduction Act of 2022 imposed a 1% excise tax on net stock repurchases by publicly traded companies, effective January 1, 2023. The Company's excise tax obligation during the nine months ended September 30, 2025 was $0.8 million and $0.3 million during the year ended December 31, 2024, which is included in Treasury stock on its Consolidated Balance Sheets.
The One Big Beautiful Bill Act (OBBBA) was enacted into law on July 4, 2025. Among its provisions, the OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The Company continues to evaluate the impact of the OBBBA on its consolidated financial condition and results of operations.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Unpaid losses and LAE at beginning of period	$1,786.8	$1,850.9	$1,808.2	$1,884.5
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	401.0	418.3	412.4	428.4
Net unpaid losses and LAE at beginning of period	1,385.8	1,432.6	1,395.8	1,456.1
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	150.1	119.3	412.6	358.0
Prior years	37.8	(0.1)	39.4	(9.3)
Total net losses and LAE incurred during the period	187.9	119.2	452.0	348.7
Paid losses and LAE, net of reinsurance, related to:
Current year	38.0	38.3	72.0	69.2
Prior years	105.9	90.1	346.0	312.2
Total net paid losses and LAE during the period	143.9	128.4	418.0	381.4
Ending unpaid losses and LAE, net of reinsurance	1,429.8	1,423.4	1,429.8	1,423.4
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	392.7	413.1	392.7	413.1
Unpaid losses and LAE at end of period	$1,822.5	$1,836.5	$1,822.5	$1,836.5
Total net losses and LAE included in the above table exclude amortization of the Deferred Gain and Contingent Commission adjustments, when applicable, which totaled $1.3 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $4.6 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively (see Note 9).

The change in incurred losses and LAE attributable to the current year for the three and nine months ended September 30, 2025, was due to a higher current accident year loss and LAE resulting from increased cumulative trauma (CT) claim frequency in California. As a result of this elevated loss activity, the Company increased its current accident year loss and LAE ratio to 72.0%.
The change in incurred losses and LAE attributable to prior years for the three months ended September 30, 2025 included $38.2 million of net reserve strengthening on the Company's voluntary risk business partially offset by $0.4 million of net favorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior years for the nine months ended September 30, 2025, included $38.9 million of net reserve strengthening on the Company's voluntary risk business and $0.5 million of net adverse loss reserve development on the Company's assigned risk business. The net adverse prior year loss reserve development on the Company's voluntary business during the three and nine months ended September 30, 2025 was driven by the increased CT claim frequency in California and conservative modifications in our reserving approach across our complete book of business. The accident years most impacted by these factors are accident years 2023 and 2024.
The change in incurred losses and LAE attributable to prior years for the three months ended September 30, 2024 represented net favorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior years for the nine months ended September 30, 2024 represented net favorable prior year loss reserve development on the Company's voluntary business. This resulted from overall favorable loss experience, primarily related to accident years 2022 and prior, partially offset by adverse prior year loss experience in accident year 2023 associated with certain large claims.
9. LPT Agreement
The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999, for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The Deferred Gain associated with the LPT Agreement continues to be amortized using the recovery method over the life of the LPT Agreement. The Contingent Commission portion of the Deferred Gain was being amortized using the proportion of actual reinsurance recoveries to total estimated recoveries through June 30, 2024, the date at which it was settled. The amortization of the Deferred Gain, including the portion related to the Contingent Commission prior to its settlement and any adjustments to the Deferred Gain is recorded in losses and LAE incurred in its Consolidated Statements of Comprehensive Income (Loss).
The Company amortized $1.3 million and $1.5 million of the Deferred Gain for the three months ended September 30, 2025 and 2024, respectively, and $4.6 million and $5.4 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, the Company recognized $0.4 million of favorable Contingent Commission adjustments during the six months ended June 30, 2024. The Company received the final installment of the Contingent Commission during the third quarter of 2024.
The remaining Deferred Gain was $89.4 million and $94.0 million as of September 30, 2025 and December 31, 2024, respectively. The estimated remaining liabilities subject to the LPT Agreement were $263.6 million and $277.1 million as of September 30, 2025 and December 31, 2024, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $909.1 million and $895.6 million from inception through September 30, 2025 and December 31, 2024, respectively.
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
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 1.25% and the Adjusted Term Secured Overnight Financing Rate (SOFR) for a one-month tenor plus 1.75%, or (ii) an Adjusted Term SOFR Rate, defined as the applicable Adjusted Term SOFR Rate plus 1.75%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by AM Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and/or fees incurred pursuant to the Credit Agreement, as applicable, was less than $0.1 million for each of the three months ended September 30, 2025 and 2024, and $0.1 million and less than $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of September 30, 2025, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
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
EHI had no borrowings under the Credit Agreement during the nine months ended September 30, 2025.
FHLB
Each of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). Letter of Credit Agreements issued must be fully secured with eligible collateral at all times and are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both September 30, 2025 and December 31, 2024, letters of credit totaling $170.0 million were issued in lieu of securities on deposit with the State of California under the Letter of Credit Agreements. The Letter of Credit Agreements currently in effect expire on March 31, 2026, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew.
As of September 30, 2025 and December 31, 2024, investment securities having a fair value of $407.7 million and $284.7 million, respectively, were on deposit with the FHLB by the Company’s insurance subsidiaries. Of these amounts, approximately $188.2 million support the Letter of Credit Agreements at each period, while the remaining invested assets are on deposit with FHLB as custodian.
11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive loss:

	September 30, 2025	December 31, 2024
	(in millions)
Net unrealized losses on AFS investments, before taxes	$(46.4)	$(104.5)
Deferred tax benefit on net unrealized losses	9.8	22.0
Total accumulated other comprehensive loss	$(36.6)	$(82.5)

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
February 2025
RSUs(1)	53,040	$49.33	$2.6
PSUs(2)	94,820	49.33	4.7

May 2025
RSUs(3)	4,400	48.09	0.2
PSUs(2)	420	48.09	—
RSUs(4)	14,187	47.12	0.7

August 2025
RSUs(5)	5,802	39.13	0.2
RSUs(5)	3,820	40.72	0.2
PSUs(2)	1,144	39.13	—
PSUs(2)	734	40.72	—
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
(5)These RSUs were awarded to certain employees of the Company on two separate dates and all vest 25% on August 15, 2026 and each of the subsequent three anniversaries of that date.
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
As of September 30, 2025, the Company had 191,654 RSUs and 221,629 PSUs (based on the target achievement for the PSUs awarded) outstanding.
13. Earnings (Loss) Per Common Share
Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilutive impact of all common stock equivalents on earnings (loss) per share. Diluted earnings (loss) per share includes common shares assumed issued under the “treasury stock method,” which reflects the potential dilution that would occur if outstanding RSUs and PSUs vested.
No outstanding RSUs and PSUs are considered in the Company’s diluted earnings (loss) per share computations in any period that involves a net loss because their inclusion would be anti-dilutive.
Employees who are awarded RSUs and PSUs are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if the underlying award vests and becomes payable. Therefore, these awards are not considered participating securities for the purposes of determining earnings (loss) per share.

The following table presents the net (loss) income and the weighted average number of shares outstanding used in the earnings (loss) per common share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions, except share data)
Net (loss) income	$(8.3)	$30.3	$34.2	$90.3
Weighted average number of shares outstanding—basic	23,247,221	24,858,159	23,879,686	25,159,753
Effect of dilutive securities:
PSUs	77,764	77,757	96,923	80,154
RSUs	26,334	46,547	50,544	53,113
Potential dilutive shares	104,098	124,304	147,467	133,267
Weighted average number of shares outstanding—diluted	23,351,319	24,982,463	24,027,153	25,293,020
Diluted earnings (loss) per share excludes outstanding potential dilutive shares in periods where the inclusion of such securities would be anti-dilutive under the treasury stock methodology. Potential dilutive shares of 4,820 for the three months ended September 30, 2025, and potential dilutive shares of 1,607 and 27,357 for the nine months ended September 30, 2025 and September 30, 2024, respectively, were excluded from the Company's diluted earnings (loss) per share computations because they were anti-dilutive. There were no potential dilutive shares excluded from the Company's diluted earnings (loss) per share computations for the three months ended September 30, 2024.
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
The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the CODM (the Company's President and Chief Executive Officer) to make key decisions about resources to be allocated and to assess its performance. Performance is determined based on multiple measures, including net income, the Company’s combined ratio, and the Company’s adjusted stockholders' equity. Net income, which is reported on the Company's Consolidated Statements of Comprehensive Income (Loss), is a comprehensive measure used to determine the Company’s overall profitability. The combined ratio, which is a widely-used measure used in the property and casualty insurance industry, is used to determine whether the Company is generating an underwriting profit or loss. Adjusted stockholders' equity, which is a non-GAAP measure of financial strength and overall performance, serves as a performance measure for certain PSUs and is defined as: Total stockholders' equity plus Deferred reinsurance gain - LPT Agreement less Accumulated other comprehensive income (loss), net of tax.
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

	Insurance Operations	Total
	(in millions)
Three Months Ended September 30, 2025
Gross premiums written	$183.9	$183.9
Net premiums written	182.4	182.4

Net premiums earned	192.1	192.1
Net investment income	26.1	26.1
Net realized and unrealized gains on investments	21.2	21.2
Other (loss)	(0.1)	(0.1)
Total revenues	239.3	239.3

Losses and loss adjustment expenses	186.6	186.6
Commission expense	23.0	23.0
Compensation-related expenses(1)	23.0	23.0
Information technology expenses(1)	2.5	2.5
Professional fees(1)	4.5	4.5
Depreciation and amortization expenses(1)	3.7	3.7
Other underwriting expenses(1)(2)	2.2	2.2
AO and other expense allocations(3)	(9.4)	(9.4)
Premium taxes and assessments	7.0	7.0
Policyholder dividends	2.0	2.0
CECL related to premiums receivable	4.1	4.1
Interest and financing expenses	0.2	0.2
Other non-recurring expenses	1.1	1.1
Total expenses	250.5	250.5

Net (loss) before income taxes	(11.2)	(11.2)
Income tax (benefit)	(2.9)	(2.9)
Net (loss) (4)	$(8.3)	$(8.3)

Combined ratio	129.7%	129.7%

Adjusted stockholders' equity:
Stockholders’ equity	$1,039.2	$1,039.2
Deferred reinsurance gain—LPT Agreement	89.4	89.4
Accumulated other comprehensive loss, net of tax	36.6	36.6
Adjusted stockholders' equity(5)	$1,165.2	$1,165.2

	Insurance Operations	Total
	(in millions)
Three Months Ended September 30, 2024
Gross premiums written	$181.2	$181.2
Net premiums written	179.6	179.6

Net premiums earned	186.6	186.6
Net investment income	26.6	26.6
Net realized and unrealized gains on investments	10.9	10.9
Other (loss)	(0.1)	(0.1)
Total revenues	224.0	224.0

Losses and loss adjustment expenses	117.7	117.7
Commission expense	25.8	25.8
Compensation-related expenses(1)	27.0	27.0
Information technology expenses(1)	3.0	3.0
Professional fees(1)	4.6	4.6
Depreciation and amortization expenses(1)	3.9	3.9
Other underwriting expenses(1)(2)	2.3	2.3
AO and other expense allocations(3)	(11.4)	(11.4)
Premium taxes and assessments	7.0	7.0
Policyholder dividends	2.8	2.8
CECL related to premiums receivable	4.6	4.6
Total expenses	187.3	187.3

Net income before income taxes	36.7	36.7
Income tax expense	6.4	6.4
Net income(4)	$30.3	$30.3

Combined ratio	100.4%	100.4%

Adjusted stockholders' equity:
Stockholders’ equity	$1,093.4	$1,093.4
Deferred reinsurance gain—LPT Agreement	93.8	93.8
Accumulated other comprehensive loss, net of tax	45.3	45.3
Adjusted stockholders' equity(5)	$1,232.5	$1,232.5

	Insurance Operations	Total
	(in millions)
Nine Months Ended September 30, 2025
Gross premiums written	$599.3	$599.3
Net premiums written	594.2	594.2

Net premiums earned	573.4	573.4
Net investment income	85.3	85.3
Net realized and unrealized gains on investments	29.3	29.3
Other income	0.2	0.2
Total revenues	688.2	688.2

Losses and loss adjustment expenses	447.4	447.4
Commission expense	72.1	72.1
Compensation-related expenses(1)	74.6	74.6
Information technology expenses(1)	8.2	8.2
Professional fees(1)	14.6	14.6
Depreciation and amortization expenses(1)	10.4	10.4
Other underwriting expenses(1)(2)	6.7	6.7
AO and other expense allocations(3)	(29.2)	(29.2)
Premium taxes and assessments	22.1	22.1
Policyholder dividends	6.9	6.9
CECL related to premiums receivable	11.4	11.4
Interest and financing expenses	0.3	0.3
Other non-recurring expenses	1.1	1.1
Total expenses	646.6	646.6

Net income before income taxes	41.6	41.6
Income tax expense	7.4	7.4
Net income(4)	$34.2	$34.2

Combined ratio	112.5%	112.5%

Adjusted stockholders' equity:
Stockholders’ equity	$1,039.2	$1,039.2
Deferred reinsurance gain—LPT Agreement	89.4	89.4
Accumulated other comprehensive loss, net of tax	36.6	36.6
Adjusted stockholders' equity(5)	$1,165.2	$1,165.2

	Insurance Operations	Total
	(in millions)
Nine Months Ended September 30, 2024
Gross premiums written	$599.9	$599.9
Net premiums written	594.8	594.8

Net premiums earned	559.3	559.3
Net investment income	80.3	80.3
Net realized and unrealized gains on investments	24.5	24.5
Total revenues	664.1	664.1

Losses and loss adjustment expenses	343.0	343.0
Commission expense	76.9	76.9
Compensation-related expenses(1)	82.5	82.5
Information technology expenses(1)	9.2	9.2
Professional fees(1)	14.0	14.0
Depreciation and amortization expenses(1)	13.1	13.1
Other underwriting expenses(1)(2)	7.1	7.1
AO and other expense allocations(3)	(36.6)	(36.6)
Premium taxes and assessments	22.3	22.3
Policyholder dividends	8.6	8.6
CECL related to premiums receivable	11.8	11.8
Interest and financing expenses	0.1	0.1
Total expenses	552.0	552.0

Net income before income taxes	112.1	112.1
Income tax expense	21.8	21.8
Net income(4)	$90.3	$90.3

Combined ratio	98.7%	98.7%

Adjusted stockholders' equity:
Stockholders’ equity	$1,093.4	$1,093.4
Deferred reinsurance gain—LPT Agreement	93.8	93.8
Accumulated other comprehensive loss, net of tax	45.3	45.3
Adjusted stockholders' equity(5)	$1,232.5	$1,232.5
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
(4)There are no reconciling adjustments to consolidated net (loss) income.
(5)Adjusted stockholders' equity is a non-GAAP measure.

Entity-Wide Disclosures
The Company operates solely within the U.S. and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues. Gross premiums written for the trailing twelve months (TTM) represent the past twelve consecutive months of the Company's new and renewal premiums including policy endorsements and final audit premiums. The Company's management focuses on TTM gross premiums written to evaluate financial performance and ensure a comprehensive assessment of growth and stability. Additionally, the Company focuses on policies in-force as they represent policies available for renewal in the future. The following table shows our gross premiums written for TTM, number of policies in-force for each of our largest states and all other states combined, plus or minus our additional premiums, which includes final audit premium accruals, non-compliant surcharges, and assigned risk premiums for the periods presented:

	September 30, 2025		September 30, 2024
State	Gross Premiums Written (TTM)	Policies In-force	Gross Premiums Written (TTM)	Policies In-force
	(dollars in millions)
California	$357.7	46,813	$345.4	44,387
Florida	67.0	11,384	61.5	10,664
New York	39.9	8,073	38.1	7,956
Other (43 states and D.C.)	310.5	69,144	324.7	66,872
Total excluding adjustments	$775.1	135,414	$769.7	129,879
Final audit premium accruals	(13.8)	—	(9.7)	—
Surcharges and assigned risk premiums	14.3	—	18.1	—
Total	$775.6	135,414	$778.1	129,879
15. Subsequent Event
On October 29, 2025, the Company's Board of Directors (Board) approved a recapitalization plan, authorizing a $125.0 million increase to the existing 2025 stock repurchase program (2025 Program). The Company intends to fund the recapitalization plan through various debt sources, including our insurance subsidiaries' access to collateralized advances from the FHLB. The Company plans to execute these share repurchases through open market repurchases.
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

General
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers’ compensation insurance coverage to small and mid-sized businesses engaged in low-to-medium hazard industries. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers’ compensation insurance throughout most of the United States, with a concentration in California, where 46% of our trailing twelve month gross written premiums are generated. Our revenues primarily consist of net premiums earned, net investment income, and net realized and unrealized gains and losses on investments.
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
We continue to execute ongoing business initiatives focused on achieving process excellence and efficiency, as well as, delivering self-service options to policyholders, agents, and injured workers. Additionally, we are actively pursuing strategies to diversify our geographic and economic sector risk exposures, expand our risk appetite, and broaden our product offerings.
Overview
Summary Financial Results
Our net (loss) income was $(8.3) million and $34.2 million for the three and nine months ended September 30, 2025, respectively, compared to $30.3 million and $90.3 million for the corresponding periods of 2024. The key factors that affected our financial performance during the three and nine months ended September 30, 2025, compared to the same periods of 2024, included:
•Gross premiums written increased 1.5% and decreased 0.1%;
•Net premiums earned increased 2.9% and 2.5%;
•Net investment income decreased 1.9% and increased 6.2%;
•Net realized and unrealized gains on investments of $21.2 million and $29.3 million compared to $10.9 million and $24.5 million;
•Losses and LAE increased 58.5% and 30.4%;
•Commission expense decreased 10.9% and 6.2%;
•Underwriting expenses decreased 9.6% and 4.8%;
•Underwriting (loss) income of $(57.1) million and $(71.8) million compared to $(0.7) million and $7.4 million; and
•Other non-recurring expenses of $1.1 million.
Three and Nine Months Ended September 30, 2025
Our 2025 underwriting results demonstrate moderate growth in net premiums earned, accompanied by reductions in both commission expense and underwriting expenses. These improvements were offset by higher losses and LAE compared to the same periods of 2024. Our 2025 investment results were strong, driven by solid net investment income and favorable net realized and unrealized gains.

Three and Nine Months Ended September 30, 2024
Our 2024 underwriting results reflect moderate increases in net premiums earned, compared to the same periods of 2023, due to higher new and renewal business premiums, as well as favorable prior year loss reserve development and lower underwriting expenses. Our 2024 investment results benefited from strong and steady net investment income and moderate net realized and unrealized gains.
Our consolidated financial results of operations for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Gross premiums written	$183.9	$181.2	$599.3	$599.9
Net premiums written	$182.4	$179.6	$594.2	$594.8

Net premiums earned	$192.1	$186.6	$573.4	$559.3
Net investment income	26.1	26.6	85.3	80.3
Net realized and unrealized gains on investments	21.2	10.9	29.3	24.5
Other (loss) income	(0.1)	(0.1)	0.2	—
Total revenues	239.3	224.0	688.2	664.1

Underwriting expenses:
Losses and LAE	186.6	117.7	447.4	343.0
Commission expense	23.0	25.8	72.1	76.9
Underwriting expenses	39.6	43.8	125.7	132.0
Non-underwriting expenses:
Interest and financing expenses	0.2	—	0.3	0.1
Other non-recurring expenses	1.1	—	1.1	—
Total expenses	250.5	187.3	646.6	552.0

Net (loss) income before income taxes	(11.2)	36.7	41.6	112.1
Income tax (benefit) expense	(2.9)	6.4	7.4	21.8
Net (loss) income	$(8.3)	$30.3	$34.2	$90.3

I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned. Our underwriting results for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Gross premiums written	$183.9	$181.2	$599.3	$599.9
Net premiums written	$182.4	$179.6	$594.2	$594.8

Net premiums earned	$192.1	$186.6	$573.4	$559.3

Losses and LAE	186.6	117.7	447.4	343.0
Commission expense	23.0	25.8	72.1	76.9
Underwriting expenses	39.6	43.8	125.7	132.0
Total underwriting expenses	249.2	187.3	645.2	551.9
Underwriting (loss) income	$(57.1)	$(0.7)	$(71.8)	$7.4
Total impact of the LPT	(1.3)	(1.5)	(4.6)	(5.8)
Underwriting (loss) income excluding LPT(1)	$(58.4)	$(2.2)	$(76.4)	$1.6

Loss and LAE ratio	97.1%	63.1%	78.0%	61.3%
Commission expense ratio	12.0	13.8	12.6	13.8
Underwriting expense ratio	20.6	23.5	21.9	23.6
Combined ratio	129.7%	100.4%	112.5%	98.7%
Total impact of the LPT	0.7%	0.8%	0.8%	1.0%
Combined ratio excluding LPT(1)	130.4%	101.2%	113.3%	99.7%
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
Gross Premiums Written
Gross premiums written were $183.9 million and $599.3 million for the three and nine months ended September 30, 2025, respectively, compared to $181.2 million and $599.9 million for the corresponding periods of 2024. For the three months ended September 30, 2025, the increase in gross premiums written was largely driven by growth in renewal business premiums. For the nine months ended September 30, 2025, gross premiums written were flat, as increases in renewal business premiums were offset by decreases in new business premiums. Nonetheless, we closed another quarter with a record number of policies in-force. Total in-force policies at September 30, 2025 were 135,414 compared to 134,421 in-force policies at June 30, 2025, and 130,767 in-force policies at December 31, 2024.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the periods presented, the reinsurance premiums ceded related to our annual reinsurance program as further described herein.
Net premiums written were $182.4 million and $594.2 million for the three and nine months ended September 30, 2025, respectively, compared to $179.6 million and $594.8 million for the corresponding periods of 2024. Reinsurance premiums ceded were $1.5 million and $5.1 million for the three and nine months ended September 30, 2025, respectively, compared to $1.6 million and $5.1 million for the corresponding periods of 2024.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net premiums earned were $192.1 million and $573.4 million for the three and nine months ended September 30, 2025, respectively, compared to $186.6 million and $559.3 million for the corresponding periods of 2024.

Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Loss and LAE ratio excluding LPT	97.8%	63.9%	78.8%	62.3%
Loss and LAE ratio - LPT	(0.7)	(0.8)	(0.8)	(1.0)
Commission expense ratio	12.0	13.8	12.6	13.8
Underwriting expense ratio	20.6	23.5	21.9	23.6
Combined ratio	129.7%	100.4%	112.5%	98.7%
Combined ratio excluding LPT	130.4%	101.2%	113.3%	99.7%
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
Our calendar year loss and LAE ratio is analyzed to measure profitability in a particular year and to evaluate the adequacy of premium rates charged in a particular year to cover expected losses and LAE from all periods, including development (whether favorable or adverse) of reserves established in prior periods. In contrast, our accident year loss and LAE ratios are analyzed to evaluate underwriting performance and the adequacy of the premium rates charged in a particular year in relation to ultimate losses and LAE from insured events occurring during that year. The loss and LAE ratios provided in this report are on a calendar year basis, except where they are expressly identified as accident year loss and LAE ratios.

The table below reflects current and prior accident year loss and LAE reserve adjustments, the impact of the LPT, and the resulting impact to our loss ratio.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$150.1	$119.3	$412.6	$358.1
Prior accident year adverse (favorable) loss reserve development, net	37.8	(0.1)	39.4	(9.3)
Impact of LPT	(1.3)	(1.5)	(4.6)	(5.8)
Calendar year losses and LAE	$186.6	$117.7	$447.4	$343.0

Current accident year loss and LAE ratio - excluding LPT	78.1%	63.9%	72.0%	64.0%
Calendar year loss and LAE ratio - excluding LPT	97.8%	63.9%	78.8%	62.3%
Calendar year loss and LAE ratio	97.1%	63.1%	78.0%	61.3%
The increase in our calendar year losses and LAE during the three months ended September 30, 2025, as compared to the same period of 2024, was primarily due to a higher current accident year loss and LAE estimate and reserve strengthening related to prior accident years. During the three months ended September 30, 2025, we increased the current accident year loss and LAE ratio to 72.0%, a three point increase from the year-to-date loss and LAE ratio of 69.0% at June 30, 2025. The increase was attributable to increased cumulative trauma (CT) claim frequency in California. Incurred losses and LAE for the three months ended September 30, 2025 include a cumulative adjustment of $11.4 million to year-to-date incurred losses and LAE at June 30, 2025 to reflect the three point increase to the current accident year loss and LAE ratio.
During the three months ended September 30, 2025, we increased prior accident year loss and LAE estimates for our voluntary business by $38.2 million, with the reserve strengthening related primarily to accident years 2023 and 2024 being partially offset by net favorable development of loss and LAE estimates for accident years 2021 and prior. The increase in loss and LAE estimates for accident years 2023 and 2024 was due to the increased CT claim frequency in California and conservative modifications in our reserving approach across our complete book of business.
The increase in our calendar year losses and LAE during the nine months ended September 30, 2025, as compared to the same period of 2024, was due to a higher current accident year loss and LAE ratio, 72.0% versus 64.0%, respectively, and net reserve strengthening of prior accident year loss and LAE estimates described above.
Prior accident year adverse loss reserve development during the three months ended September 30, 2025 included $0.4 million of net favorable loss reserve development on our assigned risk business. Prior accident year favorable loss reserve development on our assigned risk business totaled $0.1 million during the three months ended September 30, 2024.
Prior accident year adverse loss reserve development totaled $39.4 million during the nine months ended September 30, 2025, which included $38.9 million net adverse loss reserve development on our voluntary risk business and $0.5 million net adverse loss reserve development on our assigned risk business. Prior accident year favorable loss reserve development on our voluntary risk business totaled $9.3 million during the nine months ended September 30, 2024.
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Amortization of the Deferred Gain - losses	$1.3	$1.5	$4.6	$4.6
Amortization of the Deferred Gain - Contingent Commission	—	—	—	0.8
Contingent Commission adjustments	—	—	—	0.4
Total impact of the LPT	$1.3	$1.5	$4.6	$5.8
Commission Expense
Commission expense includes direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as agency incentive payments, other marketing costs, and fees.

We refined the presentation of certain expenses associated with our involuntary premium during 2024. This revision, which was immaterial, reduced both our third quarter 2024 and the first nine months of 2024 commission expense and commission expense ratio by approximately $0.6 million and $1.8 million and 0.3 percentage points, respectively, and increased our respective underwriting expenses and underwriting expense ratio by the same amounts. These revisions had no effect on our total expenses or net income.
Our commission expense ratio was 12.0% and 12.6% for the three and nine months ended September 30, 2025, respectively, compared to 13.8% for each of the corresponding periods of 2024, and our commission expense was $23.0 million and $72.1 million for the three and nine months ended September 30, 2025, respectively, compared to $25.8 million and $76.9 million for the corresponding periods of 2024. The decrease in our commission expense for the three and nine months ended September 30, 2025, was primarily related to lower agency incentive accruals, which are specific to individual contracts and vary with agency targets, and a release of commissions payable associated with non-performing policies sent to collections.
The reduction in our commission expense ratio for the three months ended September 30, 2025 was primarily related to an increase in the proportion of renewal premiums, which are typically subject to a lower commission rate, and lower agency incentive accruals. The reduction in our commission expense ratio for the nine months ended September 30, 2025 was primarily related to an increase in the proportion of renewal premiums, which are subject to a lower commission rate, a release of commissions payable associated with non-performing policies sent to collections, and lower agency incentive accruals.
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
Our underwriting expense ratio was 20.6% and 21.9% for the three and nine months ended September 30, 2025, respectively, compared to 23.5% and 23.6% for the corresponding periods of 2024, and our underwriting expenses were $39.6 million and $125.7 million for the three and nine months ended September 30, 2025, respectively, compared to $43.8 million and $132.0 million for the corresponding periods of 2024. The reduction in our underwriting expense ratio for the three and nine months ended September 30, 2025 was driven by our disciplined focus on expense reduction.
The decrease in underwriting expenses for the three months ended September 30, 2025, was primarily the result of decreases in (i) compensation-related expenses of $4.0 million, of which $2.0 million related to incentives; (ii) policyholder dividends of $0.8 million; and (iii) net CECL provision on premiums receivable of $0.5 million. These decreases were partially offset by lower internal AO and other expense allocations of $2.0 million, each compared to the same period of 2024.
The decrease in underwriting expenses for the nine months ended September 30, 2025, was primarily the result of decreases in (i) compensation-related expenses of $7.9 million, of which $5.3 million related to incentives; (ii) depreciation and amortization of $2.7 million; and (iii) policyholder dividends of $1.7 million. These decreases were partially offset by lower internal AO and other expense allocations of $7.4 million, each compared to the same period of 2024.
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
Net investment income decreased 1.9% and increased 6.2% during the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024. The decrease for the three months ended September 30, 2025 was due to lower invested balances, along with lower yields on cash equivalents and short-term investments throughout the quarter. The increase for the nine months ended September 30, 2025 was primarily the result of returns from our investments in private equity limited partnerships, along with higher book yields on our fixed maturity securities.
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

Net realized and unrealized gains on investments were $21.2 million and $29.3 million for the three and nine months ended September 30, 2025, respectively, compared to $10.9 million and $24.5 million for the corresponding periods of 2024. The Net realized and unrealized gains on investments for the three months ended September 30, 2025 and 2024 included $23.7 million and $12.8 million of net realized and unrealized gains on equity securities and other investments, respectively, partially offset by $2.5 million and $1.9 million of net realized losses on fixed maturity securities, respectively. The Net realized and unrealized gains on investments for the nine months ended September 30, 2025 and 2024 included $32.8 million and $30.8 million of net realized and unrealized gains on equity securities and other investments, respectively, partially offset by $3.5 million and $6.3 million of net realized losses on fixed maturity securities, respectively.
The net investment gains on our equity securities during the three and nine months ended September 30, 2025 were largely consistent with the performance of the U.S. equity markets. The net investment gains on our other investments during the three months ended September 30, 2025 resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own. The net investment gains on our other investments during the nine months ended September 30, 2025 resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own partially offset by a reduction in net asset value due to distributed investment returns from those same investments. The net realized investment losses on our fixed maturity securities during the three and nine months ended September 30, 2025 were primarily the result of sales associated with the rebalancing of our fixed maturity investment portfolio partially offset in each period by a $0.5 million decrease in our allowance for CECL.
The Net investment gains and losses on our equity securities during the three and nine months ended September 30, 2024 were largely consistent with the performance of the U.S. equity markets. The net investment gains on our other investments during the nine months ended September 30, 2024 resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own. The net realized investment losses on our fixed maturity securities during the three and nine months ended September 30, 2024 were primarily the result of sales associated with the rebalancing of our fixed maturity investment portfolio partially offset by a $0.5 million and $1.3 million decrease in our allowance for CECL, respectively.
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
Interest and financing expenses were $0.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, compared to less than $0.1 million and $0.1 million for the corresponding periods of 2024.
Other non-recurring expenses
Other non-recurring expenses were $1.1 million for each of the three and nine months ended September 30, 2025. During the three months ended September 30, 2025, we recorded charges of $1.3 million of employee severance costs in connection with a third quarter 2025 reorganization, which was undertaken to better align our resources with our business objectives. These charges were offset by other miscellaneous one-time items.
Income Tax (Benefit) Expense
Income tax (benefit) expense was $(2.9) million and $7.4 million for the three and nine months ended September 30, 2025, respectively, compared to $6.4 million and $21.8 million for the corresponding periods of 2024. The effective tax rates were 25.9% and 17.8% for the three and nine months ended September 30, 2025, respectively, compared to 17.4% and 19.4% for the corresponding periods of 2024. The effective rates during each of the periods presented deviate favorably from the statutory rate of 21.0% due to, in part, income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, and tax credits utilized.
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
During the second quarter of 2025, EPIC made a $23.9 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, EPIC cannot pay dividends for the remainder of 2025 without prior regulatory approval.
During the second quarter of 2025, EAC made a $23.6 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, EAC cannot pay dividends for the remainder of 2025 without prior regulatory approval.
During the third quarter of 2025, CIC made a $5.9 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, CIC cannot pay dividends for the remainder of 2025 without prior regulatory approval.
Total cash and investments at the holding company were $41.2 million at September 30, 2025, consisting of $9.4 million of cash and cash equivalents, $6.1 million of fixed maturity securities, and $25.7 million of equity securities.
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
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of September 30, 2025, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
EHI had no borrowings under the Credit Agreement during the nine months ended September 30, 2025.
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
Total cash and investments held by our operating subsidiaries was $2,505.5 million at September 30, 2025, consisting of $157.6 million of cash and cash equivalents, and restricted cash, $1,973.4 million of fixed maturity securities, $264.6 million of equity securities, $104.3 million of other invested assets, and $5.6 million of short-term investments. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of September 30, 2025 consisted of $157.4 million of cash and cash equivalents, $257.1 million of publicly traded equity securities whose proceeds are available within two business days, and $721.8 million of highly liquid fixed maturity securities whose proceeds are also available within two business days. We believe that our subsidiaries’ liquidity needs over the next 12 months and for the longer-term period thereafter will be met with cash from operations, investment income, and maturing investments.
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
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $575.9 million and $630.9 million were on deposit at September 30, 2025 and December 31, 2024, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $170.0 million of securities on deposit at both September 30, 2025 and December 31, 2024.
We purchase reinsurance annually to protect us against the costs of severe claims and certain catastrophic events. On July 1, 2025, we entered into a new reinsurance program that is effective through June 30, 2026. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage, which includes a 10% co-participation share within each layer of coverage retained by us. Our reinsurance coverage is $190.0 million ($171.0 million net of our co-participation) in excess of our $10.0 million retention on a per occurrence basis, including a maximum any one life limit of $20.0 million, subject to certain exclusions. We believe that our reinsurance program currently meets our needs.
Certain reinsurance contracts require funds owned by us to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.1 million and $3.0 million at September 30, 2025 and December 31, 2024, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our cash forecasts as appropriate.
The table below shows our net cash flows:

	Nine Months Ended
	2025	2024
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$44.0	$63.3
Investing activities	167.4	(89.7)
Financing activities	(112.9)	(56.7)
Increase (decrease) in cash, cash equivalents, and restricted cash	$98.5	$(83.1)
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025, included net premiums received of $584.3 million and investment income received of $85.2 million. The cash provided by these operating activities were partially offset by net claims payments of $417.4 million, underwriting expenses paid of $120.7 million, commissions paid of $74.4 million, other non-recurring expenses paid of $1.1 million, and federal income taxes paid of $11.6 million.
Net cash provided by operating activities for the nine months ended September 30, 2024, included net premiums received of $575.4 million, investment income received of $79.8 million, and cash received of $14.6 million for the Contingent Commission. The cash provided by these operating activities were largely offset by net claims payments of $381.7 million, underwriting and general and administrative expenses paid of $124.1 million, commissions paid of $77.6 million, and federal income taxes paid of $23.0 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025, related primarily to returns from our investments, investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases. Those investing cash inflows were partially offset by investments of premiums received and the reinvestment of funds from investment sales, maturities, redemptions and interest income.
Net cash used in investing activities for the nine months ended September 30, 2024, related primarily to investment of premiums received, the receipt of Contingent Commission, and the reinvestment of funds from investment sales, maturities, redemptions, and interest income. The cash used in these investment activities was partially offset by investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases.
Financing Activities
Net cash used in financing activities for each of the nine months ended September 30, 2025 and 2024, related primarily to stockholder dividend payments and common stock repurchases.
Dividends
We paid $22.8 million in dividends to our stockholders and eligible equity plan award holders for each of the nine months ended September 30, 2025 and 2024. The declaration and payment of future dividends to our stockholders, including any special dividends, will be at the discretion of our Board of Directors (Board) and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board deems relevant. On October 29, 2025, the Board declared a quarterly dividend per share of $0.32, which is payable November 26, 2025 to stockholders of record on November 12, 2025.
Stock Repurchases
We repurchased 1,049,401 shares of our common stock for $45.2 million during the three months ended September 30, 2025 and we repurchased 1,937,502 shares of our common stock for $88.6 million during the nine months ended September 30, 2025. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and socioeconomic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors that our Board deems relevant.
Capital Resources
As of September 30, 2025, the capital resources available to us consisted of $1,039.2 million of stockholders’ equity and the $89.4 million Deferred Gain.
Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of September 30, 2025:
Leases
We have entered into lease arrangements for certain equipment and facilities. As of September 30, 2025, we had lease payment obligations totaling $4.7 million, of which $0.8 million is payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments, and other legally binding agreements to purchase services that are to be used in our operations. As of September 30, 2025, we had other purchase obligations totaling $10.4 million, of which $5.1 million is payable within 12 months.
Unfunded Investment Commitments
As of September 30, 2025, we had private equity limited partnerships with unfunded investment commitments totaling $12.4 million that can be called at any time.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of September 30, 2025, we had unpaid losses and LAE reserves totaling $1,822.5 million, of which $335.6 million is payable within 12 months.

The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of September 30, 2025, we had reinsurance recoverables on unpaid losses and LAE totaling $392.7 million, of which $29.3 million is currently expected to be received within 12 months.
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total returns; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance. These investments provide a steady source of income.
As of September 30, 2025, our investment portfolio consisted of 83% fixed maturity securities with a duration of 4.4, which is measured by their sensitivity to changes in interest rates. Our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity portfolio had a weighted average quality of “A+” as of September 30, 2025.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $282.8 million at September 30, 2025, which represented 12% of our investment portfolio at that time. We also have a $7.5 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our investment portfolio also contains certain other investments, which made up 4% of our investment portfolio at September 30, 2025, and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $104.3 million at September 30, 2025 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We periodically receive distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments, during the full course of the fund term. As of September 30, 2025, we had unfunded commitments to these private equity limited partnerships totaling $12.4 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (which is calculated based on the amortized cost of the associated invested assets) as of September 30, 2025.

Category	Estimated Fair Value	Percentage of Total	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$68.4	3.0%	3.6%
States and municipalities	157.9	7.0	4.5
Corporate securities	710.3	31.3	4.4
Residential mortgage-backed securities	635.0	28.0	4.4
Commercial mortgage-backed securities	55.3	2.4	3.9
Asset-backed securities	188.4	8.3	5.2
Collateralized loan obligations	17.8	0.8	5.8
Foreign government securities	10.3	0.5	2.8
Other securities	136.1	6.0	7.2
Equity securities	282.8	12.5	2.7
Short-term investments	5.6	0.2	4.4
Total investments at fair value	$2,267.9	100.0%
Weighted average book yield			4.6%

The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2025 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.8%
“AA”	43.2
“A”	28.3
“BBB”	10.6
Below Investment Grade	8.1
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also record provisions and recoveries for changes in CECL allowance on AFS investments as realized gains and losses. As of September 30, 2025, we maintained a CECL allowance of $0.6 million on AFS investments. During the nine months ended September 30, 2025, we recognized a net $0.5 million decrease to our allowance for CECL on AFS investments. The remaining fixed maturity securities whose total fair value was less than amortized cost at September 30, 2025, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
Economic disruptions caused by ongoing financial market volatility, inflationary pressures, and heightened geo-political conditions, have impacted the credit risk associated with certain of our investment holdings. As of September 30, 2025, we maintained a $0.6 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.

Interest Rate Risk
Investments
Our fixed maturity securities are exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we manage through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.4, which is measured by their sensitivity to changes in interest rates, at September 30, 2025. Our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and their impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of September 30, 2025. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $1,985.1 million as of September 30, 2025, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(242.1)	(12.2)%
200 basis point rise	(163.7)	(8.3)
100 basis point rise	(82.2)	(4.1)
50 basis point decline	41.2	2.1
100 basis point decline	81.2	4.1
200 basis point decline	159.0	8.0
300 basis point decline	235.1	11.8
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages tend to prepay faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of September 30, 2025, the par value of our commercial and residential mortgage-backed securities holdings was $716.0 million, and the amortized cost was 101.0% of par value. The commercial and residential mortgage-backed securities portion of the portfolio totaled 30.4% of total investments as of September 30, 2025. Agency-backed residential mortgage pass-throughs represented 89.0% of the residential mortgage-backed securities portion of the portfolio as of September 30, 2025.
Equity Price Risk
Equity price risk is the risk of a decline in market value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio could result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains and losses on our Consolidated Statements of Comprehensive Income (Loss). Economic and market disruptions caused by geo-political conditions, inflationary pressures, and tariff uncertainty, have resulted in volatility in the fair value of our equity securities. We mitigate our exposure to equity price risk through dollar-cost averaging and by diversifying our equity holdings across several industry sectors.

The table below shows the sensitivity of our equity securities at fair value to price changes as of September 30, 2025:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$148.5	$282.8	$254.5	$(28.3)	$311.1	$28.3
Effects of Inflation
In recent years, economic slowdowns, financial market volatility, monetary and fiscal policy measures, heightened geo-political tensions and fluctuations in interest rates have contributed to higher levels of inflation and may continue to lead to elevated levels of inflation in future periods.
Higher levels of inflation than we have anticipated could significantly impact our financial statements and results of operations. Our estimates for losses and LAE include assumptions about the timing of closure and future payment of claims and claims handling expenses, such as medical treatments and litigation costs. Inflation is also incorporated in our reserving process through projections supported by historical loss emergence, and particular consideration was given to medical and hospital inflation rates as these inflation rates have historically exceeded general inflation rates. To the extent that inflation causes these costs to increase above established reserves, we will be required to increase those reserves for losses and LAE, reducing our earnings in the period in which our assumptions are revised.
Higher levels of wage inflation can specifically impact the payrolls of our insureds, which is the basis for the premiums we charge, as well as the amount of future indemnity losses we may incur.
Higher levels of inflation could also adversely impact certain of our operating expenses and, in the case of wage inflation, could adversely impact our payroll expenses.
Elevated market interest rates in recent years, intended to aid in the suppression of inflation, continue to negatively impact the market value of our existing fixed maturity investments, despite our ability and intent to hold these investments to maturity. Higher interest rates, however, have also contributed to an increase in our net investment income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
July 1 - July 31	279,452	$45.89	279,452	$97.2
August 1 - August 31	523,600	42.01	523,600	75.2
September 1 - September 30	246,349	42.23	246,349	64.8
	1,049,401	$43.09	1,049,401
On April 30, 2025, the Board authorized the 2025 Program (the 2025 Program) for repurchases of up to $125.0 million of our common stock from May 6, 2025 through December 31, 2026, unless otherwise extended, terminated or modified by the Board. The 2025 Program replaces a similar program that was scheduled to expire on July 31, 2025, but whose remaining repurchase authorization had been exhausted. On October 29, 2025, the Board authorized a $125.0 million addition to the 2025 Program, increasing the aggregate share repurchase authority to $250.0 million. The 2025 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, but not limited to, Rules 10b5-1 and 10b-18 of the Exchange Act.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

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
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

EMPLOYERS HOLDINGS, INC.

Date:	October 31, 2025	/s/ Michael A. Pedraja
Michael A. Pedraja
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial Officer)