Form 10-K
period 2025-12-31
Employers Holdings, Inc.
filed 2026-02-26
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D–1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was $814,547,414.
As of February 23, 2026, there were 19,481,997 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
General
Employers Holdings, Inc. (EHI) is a holding company, which was incorporated in Nevada in 2005, with subsidiaries that are specialty providers of workers' compensation insurance and related services focused on small and mid-sized businesses engaged in lower hazard industries. In February 2026, we launched a new excess workers' compensation product that will be offered to self-insured enterprises in several jurisdictions across the United States (U.S.). We had 623 full-time employees at December 31, 2025 and our corporate headquarters are located at 5340 Kietzke Lane, Suite 202, Reno, Nevada, 89511. We operate throughout the U.S. with the exception of North Dakota, Ohio, Washington and Wyoming, which are served exclusively by their state funds. We offer insurance through Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), Employers Assurance Company (EAC) and Cerity Insurance Company (CIC), each of which has been assigned an AM Best Company, Inc. (AM Best) financial strength rating of "A" (Excellent).
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and Proxy Statements for our Annual Meetings of Stockholders are available free of charge on our website at www.employers.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934 (Exchange Act). In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Related Person Transactions Policy, and charters for the Audit, Finance and Investment, Board Governance and Nominating, Executive, Human Capital Management and Compensation, and Risk Management, Technology and Innovation committees of our Board of Directors (Board) are available on our website. Information in, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of these documents may also be obtained free of charge by written request to Investor Relations, 5340 Kietzke Lane, Suite 202, Reno, Nevada 89511. The SEC also maintains a website at www.sec.gov that contains the information that we file electronically with the SEC.
Property and Casualty Insurance in General
A widely-used measure of relative underwriting performance for an insurance company is the combined ratio. The combined ratio is calculated by adding: (i) the ratio of losses and loss adjustment expense (LAE) to earned premiums (known as the "loss and LAE ratio"); (ii) the ratio of commission expense to earned premiums (known as the "commission expense ratio"); and (iii) the ratio of underwriting expenses to earned premiums (known as the "underwriting expense ratio"), with each component determined in accordance with U.S. generally accepted accounting principles (GAAP). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. A combined ratio over 100% indicates that an insurance company is generating an underwriting loss. Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting expenses from net premiums earned.
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
Our Business Strategy
Our overall strategy is to pursue profitable growth opportunities across workers' compensation insurance market cycles, to maximize investment earnings within the parameters of prudent portfolio management, to maintain a strong equity capital position at all times, and to deliver long-term value to our shareholders while remaining conscious of environmental, social and governance (ESG) considerations.

Underwriting Strategy
We pursue profitable growth opportunities by focusing on disciplined underwriting and claims management, utilizing medical provider networks designed to produce superior medical and indemnity outcomes, establishing and maintaining strong, long-term relationships with traditional and specialty insurance agencies, developing alternative distribution channels, and offering workers' compensation insurance solutions directly to customers.
We believe we have a cost-effective and scalable information technology infrastructure that complements our geographic reach and business model. We continue to invest in technology to automate business processes and further develop our data analytic and artificial intelligence capabilities, which we believe will enable us to reduce our operating costs over the long-term and set a foundation for our future needs. We believe our technology saves our insurance agents and brokers, and our policyholders, considerable time and maintains our competitiveness in our target markets.
We continue to execute ongoing business initiatives focused on achieving process excellence and efficiency, as well as, delivering self-service options to policyholders, agents, and injured workers. Additionally, we are actively pursuing strategies to diversify our geographic and economic sector risk exposures, expand our risk appetite, and broaden our product offerings, including our recently announced new excess workers' compensation product, with underwriting expected to commence in 2026.
In recent years, we expanded our underwriting approach to include additional industries such as landscaping, janitorial, property management, and artisan contracting. In 2025, we further broadened our footprint by opening certain appetites, including the home healthcare industry, to all of our agents. These classes have continued to provide meaningful and complementary growth for the Company as we have been able to identify and partner with those small to mid-sized businesses in these classes that align with our desirable low-to-medium risk profile. The workers' compensation insurance industry classifies risks into seven hazard groups (A-G), with classes of business in hazard group A having the lowest potential for large claims, and those in hazard group G having the highest potential for large claims. Over the past few years, the amount of business that we have written in hazard groups E through G has increased, which is, in part, due to this expansion.
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
Investing Strategy
Our invested assets consist of our equity capital, as well as funds provided from float. Due to our financial strength and the magnitude of our unpaid loss and loss adjustment expenses, our invested assets provide us with a significant amount of net investment income annually. During the years ended December 31, 2025, 2024, and 2023, our net investment income totaled $116.7 million, $107.0 million and $106.5 million, respectively. In addition, certain of our invested assets also generate net realized and unrealized gains and losses that we record on our Consolidated Statements of Comprehensive Income (Loss). During the years ended December 31, 2025, 2024, and 2023, our net realized and unrealized (losses) gains from those invested assets totaled $(20.4) million, $24.1 million and $22.7 million, respectively.
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total returns; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance.
Equity Capital Strategy
We believe that we have a strong equity capital position. Our equity capital strategy is focused on supporting our business operations by maintaining equity capital levels commensurate with the insurance risks we underwrite, our desired ratings from independent rating agencies, satisfying regulatory constraints and legal requirements, and sustaining a level of financial flexibility to prudently manage our business through insurance and economic cycles while allowing us to take advantage of investment opportunities, including acquisitions of insurance and insurance-related entities, as and when they arise.
We also believe in returning equity capital not needed for these purposes to our stockholders through regular quarterly dividends and, when feasible, special dividends, and common stock repurchases. During the three-year period ended December 31, 2025, we declared $89.3 million of dividends on our common stock and eligible plan awards, and we repurchased $306.1 million of our common stock. Any future returns of equity capital to our stockholders are dependent on a variety of factors, including our financial position, holding company liquidity, share price, corporate and regulatory requirements, and any other factors that our Board and Audit, Finance and Investment Committee (AFI Committee) of our Board deem relevant.

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
Recent Events and Trends
Premium Production and Policies In-Force
Our gross new business premiums written in 2025 were $200.1 million versus $236.0 million in 2024 and $220.6 million in 2023, and our renewal premiums in 2025 were $556.0 million versus $540.3 million in 2024 and $547.1 million in 2023. Growth in our renewal business premiums in 2025 was partially offset by declines in new business premiums, final audit premiums, and policy endorsements.
We ended 2025 with policies in-force at 133,605 versus 130,767 in 2024, a 2% increase. This growth resulted in part from our continued appetite expansion efforts, which are a component of our business model.
Our Investment Portfolio and Net Investment Income
Following periods of interest rate volatility in 2023 and 2024, interest rates largely stabilized through 2025. Moderating inflation, stable employment levels, and continued economic growth led to interest rate cuts in 2025. Throughout 2023, 2024, and 2025, we actively managed our fixed maturity portfolio, buying and selling securities opportunistically to capture higher yields.
Despite intermittent periods of volatility, equity markets performed well in 2023, 2024, and 2025. The sustained appreciation in our equity investments resulted in valuation concentrations that exceeded our investment guideline target allocation thresholds. To address this elevated appreciation in our equity investment concentration, during the fourth quarter of 2025, we executed an investment portfolio rebalancing that reduced our equity investments to target investment allocation levels, and sold low-yielding fixed maturity securities, and redeployed the proceeds into higher-yielding fixed maturity securities (fourth quarter 2025 investment rebalancing). As part of this fourth quarter 2025 investment rebalancing, we sold equity investments totaling $111.7 million, recognizing realized gains of $50.1 million; and sold fixed maturity securities totaling $444.9 million, recognizing realized losses of $50.5 million.
Overall, we experienced $59.1 million of pretax net unrealized investment gains arising from our fixed maturity investments in 2025, versus $4.4 million of pretax losses in 2024 and $58.9 million of pretax gains in 2023, and we experienced $34.3 million of pretax net unrealized investment gains arising from our equity securities and other investments in 2025, versus $32.9 million of pretax gains in 2024 and $30.7 million of pretax gains in 2023.
The elevated interest rate environment that emerged in 2022 continued to benefit our net investment income in 2025. Combined with our portfolio rebalancing, and returns from our investments in private equity limited partnerships, our 2025 net investment income was $116.7 million versus $107.0 million in 2024 and $106.5 million in 2023.
Description of Business
We are a specialty provider of workers' compensation insurance and related services focused on small and mid-sized businesses engaged in lower hazard industries. We employ a disciplined, conservative underwriting approach designed to individually select specific types of businesses, predominantly those in the lowest four of the seven workers' compensation insurance industry-defined hazard groups, that we believe will have fewer and less costly claims relative to other businesses in the same hazard groups. Workers' compensation is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout most of the United States, with a concentration in California, where 46% of our gross premiums written are generated.
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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (Deferred Gain) was recorded as a liability on our Consolidated Balance Sheets. We were entitled to a contingent profit commission (Contingent Commission) under the LPT Agreement from its inception to June 30, 2024. The Contingent Commission was based on actual paid losses under the LPT Agreement through that period, which was recorded as an asset on our Consolidated Balance Sheets and was payable every five years beginning June 30, 2004. The final determination of the Contingent Commission was $70.0 million, and we received the final payment of the Contingent Commission of $14.6 million during 2024.
We had total assets of $3.4 billion and $3.5 billion at December 31, 2025 and 2024, respectively. The following table highlights key results of our operations for the last three years.

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Net premiums written	$750.1	$769.5	$760.6
Total revenues	858.7	880.7	850.9
Net income	10.8	118.6	118.1
Our insurance subsidiaries are domiciled in the following states:

State of Domicile
Employers Insurance Company of Nevada (EICN)	Nevada
Employers Compensation Insurance Company (ECIC)	California
Employers Preferred Insurance Company (EPIC)	Florida
Employers Assurance Company (EAC)	Florida
Cerity Insurance Company (CIC)	New York
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
Actual increases or decreases in premiums resulting from completed final audits are known as final audit pick-ups or refunds, respectively. Anticipated increases or decreases in premiums associated with policies that are no longer in-force and in which a final audit has not yet been completed are considered in the determination of our final audit accruals. These final audit increases or decreases, which can be significant, result in adjustments to our written and earned premiums, as well as our net losses and LAE, commission expense and other variable expenses in the periods in which they are recognized.
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
We utilize an outcomes-based medical network that incorporates predictive analytics to identify medical providers who achieve superior clinical outcomes for our injured employees. Our outcomes-based medical network and our medical programs focus on achieving optimal outcomes, while accelerating injured employees' return to work. We also provide an Injured Employee Hotline that allows employees who are injured at work to receive professional nurse consultation by phone after sustaining an injury. This service ensures that the appropriate level of treatment is provided, and that the injured employee receives timely and appropriate medical care.
In addition to our medical networks, we work closely with local vendors, including attorneys, medical professionals, pharmacy benefits managers, and investigators, to bring local expertise to our reported claims. We use preferred provider organizations, bill review services, and utilization management to actively manage medical outcomes. We actively investigate and pursue all types of fraud including claimant fraud, premium fraud, and provider fraud. We also aggressively pursue all subrogation recoveries to mitigate claims exposure. Our fraud and subrogation efforts are handled through dedicated units, which include external partnerships.
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
Reportable Segment
We operate our business as a single segment, Insurance Operations, through our wholly owned subsidiaries. In 2023, we developed and executed an integration plan to consolidate our previously segregated direct-to-consumer operations (Cerity) into our mainstream operations, while retaining its digital distribution capabilities. The integration plan, which allowed us to operate more efficiently and generate cost savings, resulted in a change in the composition of our reportable segments by eliminating any distinction between our former segments, which were: Employers and Cerity.
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

We also believe that these technological and intellectual capabilities will further support our future growth initiatives, provide continued direct access to workers' compensation insurance to those customers seeking an online experience, provide us with greater pricing precision and flexibility, and promote long-term value creation. As part of our continued technology and process improvement initiatives, we are driving data maturity, modernizing our underwriting capabilities, and accelerating the use of artificial intelligence across the organization.
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
Workers' Compensation Premiums and Policies In-Force
We target small to mid-sized businesses engaged in lower hazard industries. Our underwriters use their local market expertise and disciplined underwriting to identify those risks within the classes of business we underwrite that are likely to generate loss ratios that are below the industry average.
Our total gross premiums written, excluding adjustments which includes final audit premium accruals, non-compliant charges, and assigned risk premiums, were $755.3 million, $774.5 million, and $747.7 million as of December 31, 2025, 2024, and 2023, respectively. Our total gross premiums were $756.1 million, $776.3 million, and $767.7 million, as December 31, 2025, 2024, and 2023, respectively. Gross premiums written evaluate financial performance and ensure a comprehensive assessment of growth and stability. Additionally, we focus on policies in-force as they represent number of policies available for renewal in the future.
The following table shows our gross premiums written, excluding adjustments, and number of policies in-force for each of our largest states and all other states combined as a percentage of our total gross premiums written, excluding adjustments, as of December 31:

	2025		2024		2023
State	Percentage of Total Gross Premiums Written	Percentage of Policies In-force	Percentage of Total Gross Premiums Written	Percentage of Policies In-force	Percentage of Total Gross Premiums Written	Percentage of Policies In-force
	(dollars in millions)
California	46.1%	34.3%	45.0%	34.1%	44.5%	34.3%
Florida	8.7%	8.5%	8.0%	8.4%	8.4%	7.9%
New York	5.4%	6.2%	5.1%	6.1%	4.9%	6.0%
Other (43 states and D.C.)	39.8%	51.0%	41.9%	51.4%	42.2%	51.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
From 2023 through 2025, our total gross premiums written decreased 1.5% and our policies in-force increased 5.7%. In California, from 2023 through 2025, our total gross premiums written increased 4.5% and our policies in-force increased 5.6%.

The following table sets forth our gross premiums written, excluding adjustments, by hazard group as a percentage of our total gross premiums written, excluding adjustments, as of December 31:

Hazard Group	Percentage of 2025 Total	Percentage of 2024 Total	Percentage of 2023 Total
	(in millions, except percentages)
A	15.1%	17.4%	19.0%
B	21.8	22.7	24.2
C	22.1	22.6	22.1
D	20.2	20.1	20.8
E	8.8	7.9	7.4
F	7.0	5.6	4.1
G	5.0	3.7	2.4
Total	100.0%	100.0%	100.0%
Gross premiums written, excluding adjustments, for our top ten employer classifications as a percentage of our total gross premium written, excluding adjustments, as of December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Employer Classifications	Percentage of Total	Percentage of Total	Percentage of Total
	(in millions, except percentages)
Restaurants and Other Eating Places	14.8%	16.7%	17.7%
Building Finishing Contractors	7.5	5.1	3.4
Traveler Accommodation	6.1	6.5	6.7
Building Equipment Contractors	4.8	3.9	2.7
Services to Buildings and Dwellings	4.8	4.1	3.7
Real Estate Management	3.3	3.2	3.1
Architectural, Engineering and Related Services	3.3	3.0	2.3
Offices of Physicians	3.0	2.8	2.9
Automotive Repair and Maintenance	3.0	3.1	3.4
Business Support Services	2.9	2.5	2.4
Total	53.5%	50.9%	48.3%
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
As of December 31, 2025 and 2024, our policyholders' average policy size was $5,459 and $5,675, respectively. We are not dependent on any single policyholder, and the loss of any single policyholder would not have a material adverse effect on our business.
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
Losses and LAE Reserves and Loss Development
We are directly liable for losses and LAE under the terms of the insurance policies our insurance subsidiaries underwrite. A significant amount of time can elapse between the occurrence of an insured loss, the reporting of the loss to us, and our payment of that loss. Loss reserves are reflected on our Consolidated Balance Sheets under the line item caption "Unpaid losses and loss adjustment expenses." Estimating reserves is a complex process that involves a considerable degree of judgment by management and is inherently uncertain. Loss reserve estimates represent a significant risk to our business, which we attempt to mitigate by frequently and routinely reviewing loss cost trends.
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
Excess of Loss Reinsurance
Our current reinsurance program applies to all covered losses occurring between July 1, 2025 and July 1, 2026 and consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage, which includes a 10% co-participation share within each layer of coverage retained by us. Our reinsurance coverage is $190.0 million ($171.0 million net of our co-participation) in excess of our $10.0 million retention on a per occurrence basis; including a maximum any one life limit of $20.0 million, subject to certain exclusions. The coverage under our prior annual reinsurance programs that ended as of June 30, 2025 and 2024 was $190.0 million in excess of our $10.0 million retention on a per occurrence basis. We are solely responsible for any losses we suffer above $200.0 million except those covered by the Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA of 2019). See "—Terrorism Risk Insurance Program." Covered losses that occur prior to expiration or cancellation of the applicable reinsurance agreement continue to be obligations of the subscribing reinsurers, subject to the other conditions in the agreement. The subscribing reinsurers may terminate the agreement only for our breach of the obligations of the agreement. We remain liable for all losses incurred to the extent that any subscribing reinsurer is unable or unwilling to make timely payments to us.
The agreement includes certain exclusions for which our subscribing reinsurers are not liable for losses. These exclusions include but are not limited to losses arising from the following: reinsurance assumed by us under pooling arrangements; financial guarantee and insolvency; certain nuclear risks; liability as a member, subscriber, or reinsurer of any pool, syndicate, or association, but not assigned risk plans; liability arising from participation or membership in any insolvency fund; loss or damage caused by war other than acts of terrorism or civil commotion; workers' compensation business covering persons employed in Minnesota (due to the state's mandatory reinsurance program); and any loss or damage caused by any act of terrorism involving biological, chemical, nuclear, or radioactive pollution or contamination. Our underwriting guidelines generally require that insured risks fall within the coverage provided in the reinsurance program. Executive review and approval would be required if we were to underwrite risks outside the reinsurance program.
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

LPT Agreement
In 1999, the Fund entered into a retroactive 100% quota share reinsurance agreement through a loss portfolio transfer transaction with third party reinsurers, Chubb Bermuda Insurance Limited, XL Re Limited, and National Indemnity Company. The LPT Agreement commenced on June 30, 1999 and will remain in effect until all claims under the covered policies have closed, the agreement is commuted or terminated upon the mutual agreement of the parties, or the reinsurers' aggregate maximum limit of liability is exhausted, whichever occurs earlier. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund's rights and obligations associated with the LPT Agreement.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, for consideration of $775.0 million in cash. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The estimated unpaid losses and LAE ceded to the LPT Agreement was $259.6 million and $277.1 million, as of December 31, 2025 and 2024, respectively (See Note 10 in the Notes to our Consolidated Financial Statements). Losses and LAE paid with respect to the LPT Agreement totaled approximately $913.1 million and $895.6 million through December 31, 2025 and 2024, respectively.
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
We account for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial Deferred Gain was recorded as a liability on our Consolidated Balance Sheets as Deferred Gain. We were also entitled to receive a Contingent Commission under the LPT Agreement through June 30, 2024, which was based on actual paid losses under the LPT Agreement through that date. The Contingent Commission was formally settled with the reinsurers in 2024.
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
We review the aging of our reinsurance recoverables on ceded paid losses on a quarterly basis and no material ceded paid loss amounts due from our reinsurers have been written-off as uncollectible over the past several years. At December 31, 2025, we had no reinsurance recoverables on paid losses that were greater than 90 days overdue.
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

As of December 31, 2025, the total carrying value of our investment portfolio was more than $2.2 billion. These investments provide a steady source of income, which may fluctuate with changes in interest rates and our current investment strategies.
While we oversee all of our investment activities, we employ independent Investment Managers. Our Investment Managers follow our written investment guidelines, which are approved by the AFI Committee. Our asset allocation is reevaluated by management and reviewed by the AFI Committee on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
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
We had approximately 2,500 traditional insurance agencies that marketed and sold our insurance products at December 31, 2025. These agencies generated 64.5%, 65.9%, and 67.6% of our gross premiums written, excluding adjustments, at December 31, 2025, 2024, and 2023, respectively, and our largest traditional insurance agency group generated less than 5.0% percent of our gross premiums written at each of December 31, 2025, 2024, and 2023.
Specialty Agents and Distribution Partners
We have developed and continue to add other important and emerging distribution channels for our products and services that serve as an alternative to our strong traditional insurance agency channel. These additional channels include distribution partners that utilize partnerships and alliances with entities such as payroll companies and property and casualty insurers, as well as digital agents and marketplaces. Our workers’ compensation insurance products are jointly offered and marketed with and through our partners and alliances.
Select insurance agencies who possess deep expertise in specialized industries market and sell our insurance products that generally fall outside of our traditional appetite, such as senior care and parcel delivery.
Specialty agents and distribution partners generated 35.5%, 34.1%, and 32.4% of our gross premiums written, excluding adjustments, as of December 31, 2025, 2024, and 2023, respectively. Our strong presence and relationships with these digital and payroll specialty entities allow us to approach new customers that we would not otherwise have access to through our traditional insurance agency distribution channel. We believe that the bundling of products and services through these relationships contributes to high levels of policyholder retention rates, and we continue to actively seek new partnerships and alliances in these areas.
A significant concentration of our business is generated by one of our specialty agents, Automatic Data Processing (ADP), which is the largest payroll services provider in the United States. As part of its services, ADP sells our workers' compensation insurance product along with its payroll and accounting services through its insurance agency and field sales staff. ADP generated 18.6%, 16.6%, and 15.9% of our gross premiums written, excluding adjustments, as of December 31, 2025, 2024, and 2023, respectively. The majority of this business is written through ADP's small business unit, which specializes in accounts from 1 to 50 employees. Our relationship with ADP is non-exclusive; however, we believe that we are a key partner for ADP in our selected markets and classes of business.
Our digital distribution channel utilizes proprietary application programming interfaces (APIs) to submit, quote and bind applications for workers' compensation insurance. Our digital channel is comprised of digital marketplace platforms as well as appointed digital retail and wholesale agency models. Digital agents generated 9.4%, 8.3%, and 7.0% of our gross premiums written, excluding adjustments, as of December 31, 2025, 2024, and 2023, respectively. We continue to actively seek new digital distribution partnerships and expect our existing partnerships to continue to grow in this channel.

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
Detailed annual and quarterly financial statements, prepared in accordance with statutory accounting principles (SAP), and other reports are required to be filed with the insurance regulator in each of the states in which we are licensed to transact business. The California Department of Insurance (California DOI), Florida Office of Insurance Regulation (Florida OIR), Nevada Division of Insurance (Nevada DOI), and New York Department of Financial Services (New York DFS) periodically examine the statutory financial statements of their respective domiciliary insurance companies. The most recent financial examinations for each of our insurance companies were conducted through December 31, 2023.
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
Financial, Dividend, and Investment Restrictions. State laws require insurance companies to maintain minimum levels of surplus and place limits on the amount of premiums a company may underwrite based on the amount of that company's surplus. These limitations may restrict the rate at which our insurance operations can grow.
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
Under the Model Laws, insurers are required to maintain minimum levels of capital based on their investments and operations. These risk-based capital (RBC) requirements provide a standard by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model, known as the "Authorized Control Level" of RBC. At December 31, 2025, each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements.
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
Human Capital Resources
We believe that our employees are among our most important resources and they are critical to our continued success and good reputation. Our strategy is to attract and retain responsible, talented and experienced individuals through various initiatives that promote inclusion, diversity, and fair pay. We continue to review our hiring, promotion and succession practices at all levels. In recent years, we have made improvements in female representation in leadership roles such that women currently represent 66% of all our employees, 73% of our managers and supervisors, 49% of our vice presidents and directors, 63% of our executive team, and 38% of our members of the Board. Through these initiatives, we seek to create an inclusive and engaged work community, minimize employee turnover, and improve recruitment.
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
Premiums are based on the particular class of business and our estimates of expected losses and LAE and other expenses related to the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder's prior loss history and industry classification. Inaccurate information regarding a policyholder's past claims experience, inaccurate estimates of expected losses and LAE, or the potential for payroll, claimant and/or provider fraud could put us at risk for mispricing our policies, which could have a material adverse effect on our business, financial condition, and results of operations. For example, when initiating coverage on a policyholder, we must rely on the information provided by the policyholder, agent, or the policyholder's previous insurer(s) to properly estimate future claims expense. In order to set premium rates accurately, we must utilize a pricing model that appropriately assesses risks based on individual characteristics and takes into account actual and projected industry characteristics.
Intense competition and the fact that we underwrite only a single line of insurance could adversely affect our ability to sell policies at rates that we deem adequate.
The market for workers' compensation insurance products is highly competitive. Competition in our business is based on many factors, including premiums charged, services provided, ease of doing business, financial ratings assigned by independent rating agencies, speed and reliability of claims payments, reputation, policyholder dividends, perceived financial strength, and overall experience. In some cases, our competitors offer lower-priced products than we do. If our competitors offer more favorable prices, policyholder dividends, or payment plans, services or commissions to our agents, brokers, and other distribution partners, we could lose market share and be forced to reduce our premium rates, or increase commission rates, either of which could adversely affect our profitability. We compete with regional and national insurance companies, professional employer organizations, third-party administrators, self-insured employers, and state insurance funds. Our main competitors vary from state to state, but they are usually those companies that offer a full range of services in underwriting, loss control, and claims. We compete based on the services that we offer to our policyholders and on ease of doing business rather than solely on price.
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
Our business is concentrated in California, where we generated 46% of our gross premiums written for the year ended December 31, 2025. Accordingly, the loss environment and any unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California could have a significant adverse impact on our business.
Many California businesses are dependent on tourism revenues, which are, in turn, dependent on a robust economy. A downturn in the national economy or the economy of California, or any other event that causes deterioration in tourism, could adversely impact small and mid-sized businesses, such as restaurants and providers of traveler accommodations, that we have targeted as customers. The insolvency of a significant number of small and mid-sized businesses could also have a material adverse effect on our financial condition and results of operations. California is also exposed to climate and environmental changes, especially natural perils such as earthquakes and wildfires. In addition, California could be more adversely impacted by pandemics and terrorist acts than most other states due to population density in its major metropolitan areas. Additionally, the workers' compensation industry has seen a higher level of claims litigation and cumulative trauma claims in California, which could expose us beyond the liabilities currently expected and included in our financial statements. Because of the concentration of our business in California, we may be exposed to losses and business, economic, and regulatory risks or risk from natural perils that are greater than the risks associated with companies with greater geographic diversification.
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
ADP, our largest distribution agent, generated 18.6% of our gross premiums written, excluding adjustments. for the year ended December 31, 2025. Our agreement with ADP is not exclusive. A termination of this agreement, our failure to maintain a good relationship with ADP, or its failure to successfully market our products could each materially reduce our revenues and could have a material adverse effect on our results of operations. In addition, we are subject to the risk that ADP may face financial difficulties, reputational issues, or problems with respect to its own products and services, any of which may lead to decreased sales of our products and services. Significant industry consolidation among agencies (not limited to ADP), partners, or new entrants to the workers' compensation marketplace could impact our business opportunities and revenues.
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
If we are unable to obtain reinsurance or collect on ceded reinsurance, our ability to underwrite new policies and to renew existing policies could be adversely affected and our financial condition and results of operations could be materially adversely affected.
At December 31, 2025, we had $391.6 million of reinsurance recoverable for paid and unpaid losses and LAE, of which $5.9 million was due to us on paid claims.
We purchase reinsurance to protect us against severe individual claims and from aggregate losses associated with certain catastrophic events. Our reinsurance protection covers natural perils and acts of terrorism events, but excludes nuclear, biological, chemical, and radiological events. On July 1, 2025, we entered into a new reinsurance program that is effective through June 30, 2026. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage which includes a 10% co-participation share within each layer of coverage retained by us. Our reinsurance coverage is $190.0 million ($171.0 million net of our co-participation), in excess of our $10.0 million retention on a per occurrence basis; including a maximum any one life limit of $20.0 million, subject to certain exclusions.
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
We could be liable for some or all of those ceded losses if the coverage provided by the LPT Agreement proves inadequate or we fail to collect from the reinsurers to the transaction. As of December 31, 2025, the estimated unpaid losses and LAE ceded to the LPT Agreement was $259.6 million. If we are unable to collect on these reinsurance recoverables, our financial condition and results of operations could be materially adversely affected.
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
Financial Risks
We focus on small and mid-sized businesses, and those businesses may be severely and disproportionately impacted by a downturn in economic conditions or changes in applicable regulations or regulatory enforcement, taxes, or labor conditions.
The effects of labor supply conditions, inflationary pressures, monetary and fiscal policy measures, recessionary concerns, new, evolving, or conflicting regulations, and overall general economic instability have, at times, caused disruptions in business activity and may do so again in the future. This risk is more significant during periods involving rapid regulatory change. Given our focus on small and mid-sized businesses, certain classes of business that we insure could be adversely and disproportionately affected by these challenges, including changes to global tariff policies and potential labor market disruptions due to changes in the rules or enforcement around immigration.
A downgrade in our financial strength rating could reduce the amount of business that we are able to underwrite or result in the termination of certain of our agreements with our strategic partners.
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
The financial strength ratings of AM Best and other rating agencies are subject to periodic review using, among other things, proprietary capital adequacy models, and are subject to revision or withdrawal at any time. Insurers' financial strength ratings are directed toward the concerns of policyholders and insurance agents and are not intended for the protection of investors or as a recommendation to buy, hold, or sell securities. Our competitive position relative to other companies is determined in part by our financial strength rating. A reduction in our AM Best rating could adversely affect the amount of business we could underwrite, as well as the relationships we currently have with our insurance agents, brokers, distribution partners, reinsurers, and others.
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
Several factors contribute to the inherent uncertainty in establishing estimated loss and LAE reserves, including the length of time to settle long-term, severe cases, claim cost inflation (deflation) trends, potential claimant and/or provider fraud, current and future economic conditions, and uncertainties in the long-term outcome of legislative reforms. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim settlement patterns under current facts and circumstances. Recently, trends in the frequency of cumulative trauma claims in California, our largest state, have accelerated beyond historical levels. Additionally, in certain states, we have a relatively limited operating history and must rely on a combination of industry experience and our specific experience regarding claims emergence and payment patterns, medical cost inflation, and claim cost trends, adjusted for future anticipated changes in claims-related and economic trends, as well as regulatory and legislative changes, to establish our best estimate of reserves for losses and LAE. As we receive new information and update our assumptions over time regarding the ultimate liability, our loss reserves may prove to be inadequate to cover our actual losses, and we have in the past made, and may in the future make, adjustments to our reserves based on various factors.
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
While we have no international operations, recent geo-political uncertainties, including the effects of ongoing conflicts abroad have indirectly impacted the value of our investment portfolio, and may continue to impact our investment portfolio in the future.
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
Investment income is a key component of our revenue and net income. Our investment portfolio is managed by independent asset managers that operate under investment guidelines approved by our AFI Committee. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks that are beyond our control, including risks related to general economic conditions, interest rate fluctuations or prolonged periods of high or low interest rates, and market volatility. Interest rates are highly sensitive to many factors, including governmental fiscal and monetary policies and domestic and international economic and political conditions. These and other factors affect the capital markets and, consequently, the value of our investment portfolio.
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
Our future capital requirements will depend on many factors, including state regulatory requirements, our ability to underwrite new business successfully, and our ability to establish premium rates and reserves at levels sufficient to cover losses. If we must raise additional capital, equity or debt financing may not be available on terms that are favorable to us. In the case of equity financings, there could be dilution to our stockholders and the securities may have rights, preferences, and privileges senior to our common stock. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to implement our future growth or operating plans and our business, financial condition, and results of operations could be materially adversely affected.
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
Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems, including those of third parties to which we outsource certain functions. We rely on these systems to operate key aspects of our business, including processing and generating new and renewal business, providing customer service, administering and making payments on claims, facilitating collections, and underwriting and administering the policies we underwrite. Additionally, our business and operations involve the collection, storage, transmission, and other processing of personal data and certain other sensitive and proprietary data.
Companies are increasingly subject to a wide variety of attacks on their systems and networks on an ongoing basis. In addition to threats from traditional computer “hackers,” we face threats from malicious code (such as malware, viruses, worms, and ransomware), employee or contractor error or malfeasance, fraud, misconduct, or misuse, phishing, social engineering attacks and denial-of-service attacks. We could be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets, or other proprietary information or financial resources. The third parties we have outsourced business functions to also face significant security risks. Although we have implemented and are continually in the process of implementing additional systems and processes designed to protect our data and systems, these security measures cannot guarantee security. Because techniques used to obtain unauthorized access to or to sabotage systems change frequently and may not be known until launched, we and the third parties on which we rely may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-

related incidents. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise handle.
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
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner, and to develop innovative technologies and capabilities, including those involving the use of data, analytics, and artificial intelligence, in pursuit of our long-term strategy. We have multiple initiatives that are focused on developing innovative technologies and capabilities and enhancing our information technology infrastructure. Some long-term technology development and new business initiatives, including the entrance into excess workers' compensation, may negatively impact our expense ratios as we invest in such initiatives, may cost more than anticipated to complete, or may not be completed. Additionally, these initiatives may be more time-consuming than anticipated, may not deliver the expected benefits upon completion, and/or may need to be replaced or become obsolete more quickly than expected, all of which could result in accelerated recognition of expenses. If we fail to successfully execute on new business initiatives, fail to maintain or enhance our existing information technology systems, or if we were to experience failure in developing and implementing new technologies, our relationships, ability to do business with our clients and/or our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies, and information security breaches resulting in loss or inappropriate disclosure of data.
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
We are not aware of any cybersecurity risks, including as a result of any cybersecurity incidents during 2025, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
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
Governance
Our cybersecurity risks and strategies are overseen by both management, including our CISO, Chief Information Officer (CIO), VP, Enterprise Risk Management, Executive Risk Committee (ERC), and the Board and relevant Board committees, including the Risk Management, Technology and Innovation Committee (RMTIC), with the Board retaining the ultimate oversight authority. This structure reinforces that our most critical risks are effectively monitored and communicated to the Board, and management, including for the purposes of making any required disclosures in a timely manner. Cybersecurity risk assessments, subsequent findings, and response plans, including risks arising in connection with our use of vendors and third parties, are integrated within our Enterprise Risk Management framework.
Specific and relevant cybersecurity expertise and experience includes the following:
•Our CISO has more than 40 years of experience in technology and cybersecurity, he also holds multiple professional certifications in security, privacy, governance, audit, and technology.
•Our CIO has more than 18 years of experience in technology, she has directly managed global privacy, compliance, ethics, and records retention technology, has been responsible for addressing global cybersecurity risks, and has also attended multiple training programs in cybersecurity, privacy, governance, and technology.
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
Item 2. Properties
As of February 1, 2026, we leased a total of 29,120 square feet of office space in three states, including our corporate headquarters located in Reno, Nevada. Since 2021, we have reduced our real estate footprint by closing and vacating certain of our offices previously located in California, Missouri, Nevada, North Carolina, Pennsylvania, Texas, and Wisconsin. We believe that our existing office space is adequate for our current needs. We will continue to evaluate our office needs and may further adjust our real estate footprint in the future.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol "EIG." There were 616 registered holders of record as of February 23, 2026.
We have declared and paid quarterly cash dividends on our common stock in every year since we became a publicly traded company in 2007. We currently expect that quarterly cash dividends will continue to be declared and paid to our stockholders in the future. In addition, we may also pay special dividends from time-to-time, though there can be no assurance that we will do so. Any determination to declare and pay additional or future dividends will be at the discretion of our Board and AFI Committee and will depend on:
•the surplus and earnings of our insurance subsidiaries and their ability to pay dividends and/or other statutorily permissible payments to their parent;
•our results of operations and cash flows;
•our financial position and capital requirements;
•general business conditions;
•any legal, tax, regulatory, and/or contractual restrictions on the payment of dividends; and
•any other factors our Board or AFI Committee may deem relevant.
Issuer Purchases of Equity Securities
We have repurchased shares of our common stock in every year since we became a publicly traded company in 2007, including the periods noted below. However, any repurchase of shares of our common stock in the future will be at the discretion of our Board and AFI Committee and will depend on:
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
The following table provides information with respect to the Company's repurchases of its common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(2)
				(in millions)
October 1 – October 31, 2025	286,298	$41.27	286,298	$178.0
November 1 – November 30, 2025	751,047	39.10	751,047	148.6
December 1 – December 31, 2025	1,331,500	41.90	1,331,500	92.8
Total	2,368,845	$40.94	2,368,845
(1)Includes fees and commissions paid on stock repurchases, but excludes any applicable excise taxes imposed by the Inflation Reduction Act of 2022.
(2)On April 30, 2025, the Board authorized the 2025 Program (the 2025 Program) for repurchases of up to $125.0 million of our common stock from May 6, 2025 through December 31, 2026. The 2025 Program replaces a similar program that was scheduled to expire on July 31, 2025, but whose remaining repurchase authorization had been exhausted. On October 29, 2025, the Board authorized a $125.0 million addition to the 2025 Program, increasing the aggregate share repurchase authority to $250.0 million. The 2025 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, but not limited to, Rules 10b5-1 and 10b-18 of the Exchange.

Performance Graph
The following information compares the cumulative total return on $100 invested in our common stock, ticker symbol EIG, for the period commencing at the close of market on December 31, 2020 and ending on December 31, 2025 with the cumulative total return on $100 invested in each of the Standard and Poor's (S&P) 500 Index (S&P 500) and the Standard and Poor's 500 Property-Casualty Insurance Index (S&P P&C Insurance Index). The calculation of cumulative total return assumes the reinvestment of dividends. The following graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Employers Holdings, Inc.
Cumulative Total Return Performance

Total Return Performance
$250
$200
$150
$100
$50
Index Value
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Period Ending
Employers Holdings, Inc.
S&P 500
S&P 500 P&C Insurance Index

	Period Ending
	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Employers Holdings, Inc.	$131.89	$148.53	$139.49	$186.00	$161.23
S&P 500	128.71	105.40	133.10	166.40	196.16
S&P 500 P&C Insurance Index	119.28	141.79	157.12	212.86	234.33
Item 6. [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, the accompanying notes thereto, and the financial statement schedules included in Item 8 and Item 15 of this report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties and other factors described in Item 1A of this report. Our actual results in future periods may differ from those referred to herein due to several factors, including the risks described in the sections entitled "Risk Factors" and "Forward-Looking Statements" elsewhere in this report.
General
We are a Nevada holding company. Through our insurance subsidiaries, we provide workers' compensation insurance coverage to small and mid-sized businesses engaged in lower hazard industries. Workers' compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees' medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses. We provide workers' compensation insurance throughout most of the United States, with a concentration in California, where 46% of our 2025 gross written premiums were generated. Our revenues primarily consist of net premiums earned, net investment income, and net realized and unrealized gains and losses on investments.
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
Overview
Summary Financial Results
Our net income was $10.8 million, $118.6 million, and $118.1 million in 2025, 2024, and 2023, respectively. The key factors that affected our financial performance during those years included:
•Gross premiums written decreased 2.6% in 2025 and increased 1.1% in 2024, each compared to the previous year;
•Net premiums earned increased 1.7% in 2025 and 3.8% in 2024, each compared to the previous year;
•Net investment income increased 9.1% in 2025 and 0.5% in 2024, each compared to the previous year;
•Net realized and unrealized (losses) gains on investments were $(20.4) million, $24.1 million, and $22.7 million in 2025, 2024, and 2023, respectively;
•Losses and LAE increased 27.5% in 2025 and 12.4% in 2024, each compared to the previous year;
•Commission expense decreased 3.3% in 2025 and increased 1.2% in 2024, each compared to the previous year;
•Underwriting expenses decreased 6.3% in 2025 and 1.9% in 2024, each compared to the previous year;
•Underwriting (loss) income was $(83.2) million, $15.6 million, and $36.2 million in 2025, 2024, and 2023, respectively; and
•Other non-recurring expenses were $1.1 million in 2025 and $11.0 million 2023. We did not incur any such expenses in 2024.

Summary of Year Ended December 31, 2025
Our underwriting results for the year ended December 31, 2025 reflect moderate growth in net premiums earned, driven by growth in renewal business premiums, along with reductions in both commission expense and underwriting expenses. These improvements were offset by higher losses and LAE compared to 2024, as well as other non-recurring expenses incurred in 2025. Our 2025 net investment income benefited from increased yields on our fixed maturity investment portfolio and returns from our private equity investments.
Summary of Year Ended December 31, 2024
Our underwriting results for the year ended December 31, 2024 reflect increases in net premiums earned from higher new and renewal business premiums, and lower underwriting expenses, partially offset by lower final audit premiums and endorsements, a decrease in favorable prior year loss reserve development, and a higher current accident year loss and LAE ratio. Our investment results benefited from continued strong net investment income and net realized and unrealized gains.
Summary of Year Ended December 31, 2023
Our underwriting results for the year ended December 31, 2023 reflect increases in net premiums earned from higher new and renewal business premiums, strong final audit premiums, and significant net favorable prior year loss reserve development. Our investment results benefited from a sharp increase in net investment income due to higher bond yields and net realized and unrealized gains. Our non-underwriting expenses in 2023 included the cost of the early lease termination of our former corporate headquarters and a write-off of previously capitalized cloud computing costs associated with a former policy management system.
Our consolidated financial results of operations for the three year period ending December 31, 2025 are as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Gross premiums written	$756.1	$776.3	$767.7
Net premiums written	$750.1	$769.5	$760.6

Net premiums earned	$761.9	$749.5	$721.9
Net investment income	116.7	107.0	106.5
Net realized and unrealized (losses) gains on investments	(20.4)	24.1	22.7
Other income (loss)	0.5	0.1	(0.2)
Total revenues	858.7	880.7	850.9

Underwriting expenses:
Losses and LAE	581.8	456.2	405.7
Commission expense	97.9	101.2	100.0
Underwriting expenses	165.4	176.5	180.0
Non-underwriting expenses:
Interest and financing expenses	0.5	0.1	5.8
Other non-recurring expenses	1.1	—	11.0
Total expenses	846.7	734.0	702.5

Net income before income taxes	12.0	146.7	148.4
Income tax expense	1.2	28.1	30.3
Net income	$10.8	$118.6	$118.1
A primary measure of our financial strength and performance is our ability to increase Adjusted stockholders' equity and Adjusted stockholders' equity per share over the long-term. We believe that these non-GAAP measures are important to our investors, analysts, and other interested parties who benefit from having an objective and consistent basis for comparison with other companies within our industry. Further, the change in our adjusted stockholders' equity per share (after taking into account stockholder dividends declared) serves as the performance measure associated with our 2025, 2024, and 2023 performance share unit awards. The following table shows a reconciliation of our Stockholders' equity on a GAAP basis to our Adjusted stockholders' equity.

	Years Ended December 31,
	2025	2024
	(in millions, except share and per share data)
GAAP stockholders' equity	$955.7	$1,068.7
Deferred Gain - LPT agreement	88.0	94.0
Accumulated other comprehensive (income) loss, net of tax	(7.3)	82.5
Adjusted stockholders' equity(1)	$1,036.4	$1,245.2

Ending common shares outstanding	20,342,135	24,556,706
Adjusted stockholders' equity per share	$50.95	$50.71
(1) Adjusted stockholders' equity is a non-GAAP measure consisting of total GAAP stockholders' equity plus the Deferred Gain, minus Accumulated other comprehensive income (loss), net of tax.
During 2025, our Adjusted stockholders’ equity declined by $(208.8) million, primarily due to returning $217.2 million to stockholders through share repurchases and dividends declared on common stock and eligible plan awards, while our Adjusted stockholders' equity per share increased by $0.24 per share due to the accretive nature of the share repurchases. During 2024, we grew our Adjusted stockholders’ equity by $46.1 million (or $3.45 per share), despite returning $71.7 million to stockholders through share repurchases and dividends declared on common stock and eligible plan awards.
I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expenses, and underwriting expenses from net premiums earned. Our underwriting results for the three year period ending December 31, 2025 are as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Gross premiums written	$756.1	$776.3	$767.7
Net premiums written	$750.1	$769.5	$760.6

Net premiums earned	$761.9	$749.5	$721.9

Losses and LAE	581.8	456.2	405.7
Commission expense	97.9	101.2	100.0
Underwriting expenses	165.4	176.5	180.0
Total underwriting expenses	845.1	733.9	685.7
Underwriting (loss) income	$(83.2)	$15.6	$36.2
Total impact of the LPT	(6.0)	(5.6)	(7.2)
Underwriting (loss) income excluding LPT(1)	$(89.2)	$10.0	$29.0

Loss and LAE ratio	76.4%	60.9%	56.2%
Commission expense ratio	12.8	13.5	13.9
Underwriting expense ratio	21.7	23.5	24.9
Combined ratio	110.9%	97.9%	95.0%
Total impact of the LPT	0.8%	0.7%	1.0%
Combined ratio excluding LPT(1)	111.7%	98.6%	96.0%
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
Gross Premiums Written
Gross premiums written were $756.1 million, $776.3 million, and $767.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The modest reduction in our premiums written in 2025 was the result of higher renewal business premiums, primarily driven by continued strong retention rates, offset by decreases in new business premiums, driven predominately by our pricing and underwriting actions taken to improve underwriting margins, and lower final audit premiums and endorsements. Our premiums written in 2025 were negatively impacted by a $14.7 million decrease to our ending final audit premium accrual, partially offset by $6.7 million of final audit premium pick-up. Lastly, we ended the year with higher policies in-force. Total in-force policies at December 31, 2025 were 133,605 compared to 130,767 in-force policies at December 31, 2024.
The modest growth in our premiums written in 2024 was the result of higher new and renewal business premiums, partially offset by lower final audit premiums and endorsements. The growth in new business premiums experienced in 2024 was the result of increases in new business submissions, quotes, and binds in a majority of the states in which we operate, which was being largely driven by our expansion in the classes of business that we offer. Our premiums written in 2024 were negatively impacted by a $16.5 million decrease to our ending final audit premium accrual, partially offset by $10.7 million of final audit premium pick-up. Further, our renewal premiums benefited from strong retention rates experienced throughout the year.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the years presented, the reinsurance premiums ceded are related to our July 1 - June 30 annual reinsurance programs as further described herein.
Net premiums written were $750.1 million, $769.5 million, and $760.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, which included $6.0 million, $6.8 million, and $7.1 million of reinsurance premiums ceded, respectively.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net premiums earned were $761.9 million, $749.5 million, and $721.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Losses and LAE, Commission Expense, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Years Ended December 31,
	2025	2024	2023
Loss and LAE ratio excluding LPT	77.2%	61.6%	57.2%
Loss and LAE ratio - LPT	(0.8)%	(0.7)%	(1.0)%
Commission expense ratio	12.8	13.5	13.9
Underwriting expense ratio	21.7	23.5	24.9
Combined ratio	110.9%	97.9%	95.0%
Combined ratio excluding LPT	111.7%	98.6%	96.0%
Losses and LAE
Losses and LAE represent our largest expense item and includes claim payments made, estimates for future claim payments and changes in those estimates for current and prior accident years, costs associated with investigating, defending, and adjusting claims, amortization of the Deferred Gain and Contingent Commission adjustments. The accuracy of our financial reporting depends in large part on determining our losses and LAE reserves, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. We believe that our loss estimates are adequate; however, given the long-tail nature of workers' compensation claims, ultimate losses aren't typically known with any certainty for many years. Additional information regarding our reserves for losses and LAE is set forth under "–Critical Accounting Estimates –Reserves for Losses and LAE."
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
The accident year loss and LAE ratio is calculated by dividing cumulative losses and LAE that occurred during a particular year by the net premiums earned for that year. The accident year loss and LAE ratio for a particular year can decrease or increase when recalculated in subsequent periods as estimated ultimate losses for insured events occurring during that year fluctuate.

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

	Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$548.2	$480.2	$457.8
Prior accident year adverse (favorable) loss reserve development, net	39.6	(18.4)	(44.9)
Impact of LPT	(6.0)	(5.6)	(7.2)
Calendar year losses and LAE	$581.8	$456.2	$405.7

Current accident year loss and LAE ratio	72.0%	64.1%	63.4%
Calendar year loss and LAE ratio	76.4%	60.9%	56.2%
Calendar year loss and LAE ratio - excluding LPT	77.2%	61.6%	57.2%
The increase in our calendar year losses and LAE from 2024 to 2025 was primarily due to a higher current accident year loss and LAE estimate and reserve strengthening related to prior accident years. During the year ended December 31, 2025, we increased the current accident year loss and LAE ratio to 72.0%, an approximate eight point increase from the 2024 loss and LAE ratio of 64.1%. The increase was attributable to increased cumulative trauma (CT) claim frequency in California.
Prior accident year adverse loss reserve development recognized in 2025 was $39.6 million, compared to net favorable prior year loss reserve development of $18.4 million in 2024. This resulted from reserve strengthening primarily related to accident years 2023 and 2024 being partially offset by net favorable development of loss and LAE estimates for accident years 2021 and prior. The increase in loss and LAE estimates for accident years 2023 and 2024 was due to the increased CT claim frequency in California and conservative modifications in our reserving approach across our complete book of business.
The increase in our calendar year losses and LAE from 2023 to 2024 was primarily due to higher earned premiums, a slightly higher current accident year loss and LAE estimate and less net favorable prior year loss reserve development. Net favorable prior year loss reserve development recognized in 2024 was $18.4 million versus $44.9 million recognized in 2023.
Prior accident year favorable loss reserve development recognized in 2024 resulted primarily from overall favorable loss experience, including decreasing medical paid loss trends in California, partially offset by unfavorable prior year loss experience in accident years 2023 and 2021 associated with certain large claims.
Prior accident year favorable loss reserve development recognized in 2023 was primarily the result of decreasing medical paid loss trends in California related to accident years 2020 and prior, partially offset by reserve strengthening related to accident year 2021. The rapid economic rebound following the COVID-19 pandemic led to large premium and payroll increases related to accident year 2021 that were recognized through policy audits in subsequent years. In response, we strengthened our reserves for accident year 2021 to reflect the potential for higher losses arising from the higher than expected premium exposure.

The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Amortization of the Deferred Gain - losses	$6.0	$6.1	$6.3
Amortization of the Deferred Gain - Contingent Commission	—	0.8	1.5
Impact of LPT Reserve adjustments(1)	—	(1.7)	(0.9)
Contingent Commission adjustments(2)	—	0.4	0.3
Total impact of the LPT	$6.0	$5.6	$7.2
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
We refined the presentation of certain expenses associated with our involuntary premium during the year ended December 31, 2024. This revision, which was immaterial, reduced our 2024 commission expenses and commission expense ratio by $2.4 million and 0.3 percentage points, respectively, and increased our 2024 underwriting expenses and underwriting expense ratio by the same amounts. This revision had no effect on our total expenses or net income.
Our commission expense ratio was 12.8%, 13.5%, and 13.9%, and our commission expenses were $97.9 million, $101.2 million, and $100.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. The decrease in our commission expense from 2024 to 2025 was primarily related to lower agency incentive accruals, which are specific to individual contracts and vary with agency targets, lower gross premiums written, and a release of commissions payable associated with non-performing policies sent to collections. The increase in our commission expense from 2023 to 2024 was primarily due to higher earned premiums.
The reduction in our commission expense ratio from 2024 to 2025 was primarily related to an increase in the proportion of renewal premiums, which are subject to a lower commission rate, a release of commissions payable associated with non-performing policies sent to collections, and lower agency incentive accruals. The reduction in our commission expense ratio from 2023 to 2024 was primarily related to the expense revision we made in 2024 associated with our involuntary premium.
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
Our underwriting expense ratio was 21.7%, 23.5%, and 24.9%, and our underwriting expenses were $165.4 million, $176.5 million, and $180.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
During 2025, the decrease in our underwriting expenses was primarily the result of reductions in (i) compensation-related expenses of $10.2 million, of which $5.8 million related to incentives; (ii) net CECL provision on premiums receivable of $3.6 million; (iii) policyholder dividends of $2.7 million; and (iv) depreciation and amortization of $2.5 million. These decreases were partially offset by lower internal AO and other expense allocations of $9.0 million.
During 2024, the decrease in our underwriting expenses was primarily the result of reductions in (i) depreciation and amortization of $4.8 million; (ii) professional fees of $2.8 million; and (iii) advertising and marketing expenses of $2.2 million. The decreases in our fixed underwriting expenses were, in large part, the result of our Cerity integration plan that was undertaken in the fourth quarter of 2023, partially offset by the expense revision we made in 2024 associated with our involuntary premium. These decreases were partially offset by increases in our variable expenses related to net CECL provision on premiums receivable of $7.4 million and premium taxes and assessments of $1.6 million.
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
Net investment income was $116.7 million, $107.0 million, and $106.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. The increase in net investment income in 2025 was primarily the result of returns from our investments in private equity limited partnerships, along with higher book yields on our fixed maturity securities. The consistent level of net investment income in 2024 was due to higher investment yields being partially offset by a lower average invested balance of fixed maturity securities, short-term investments, and cash and cash equivalents, as measured by amortized cost. The lower average invested balances in 2024 resulted primarily from the unwinding of our former Federal Home Loan Bank of San Francisco (FHLB) leveraged investment strategy, which was in effect from the first quarter of 2022 to the fourth quarter of 2023. Pursuant to that strategy, certain of our insurance subsidiaries had received aggregate advances under the FHLB Standard Credit Program, the proceeds from which were used to purchase an equivalent amount of high-quality collateralized loan obligation securities. The average pre-tax ending book yield on our invested assets was 4.9%, 4.5%, and 4.3% at December 31, 2025, 2024, and 2023, respectively.
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
Net realized and unrealized (losses) gains on investments were $(20.4) million, $24.1 million, and $22.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Net realized and unrealized (losses) gains on investments in 2025 included $32.9 million of net realized and unrealized gains on equity securities, $(54.7) million of net realized losses on fixed maturity securities, and $1.4 million of unrealized gains on other invested assets. The net investment gains on our equity securities and the net investment losses on our fixed maturity securities were primarily the result of the fourth quarter 2025 investment rebalancing, partially offset by a decrease of $0.7 million in our allowance for CECL. The net investment gains on our other invested assets resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own.
Net realized and unrealized (losses) gains on investments in 2024 included $26.2 million of net realized and unrealized gains on equity securities, $(8.8) million of net realized losses on fixed maturity securities, and $6.7 million of unrealized gains on other invested assets. The net investments gains on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment losses on our fixed maturity securities were primarily the result of sales associated with the rebalancing of our fixed maturity investment portfolio, partially offset by a decrease of $1.6 million in our allowance for CECL. The net investment gains on our other invested assets resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own.
Net realized and unrealized (losses) gains on investments in 2023 included $27.0 million of net realized and unrealized losses on equity securities, $(8.0) million of net realized losses on fixed maturity securities, and $3.7 million of unrealized gains on other invested assets. The net investment losses on our equity securities were largely consistent with the performance of U.S. equity markets. The net investment losses on our fixed maturity securities were largely concentrated in certain holdings in the financial and banking sectors and were partially offset by a decrease of $1.8 million in our allowance for CECL. The net investment gains on our other invested assets resulted primarily from an increase in the underlying value of the private equity limited partnership interests we own.
Additional information regarding our Investments is set forth under "–Liquidity and Capital Resources–Investments" and Note 5 in the Notes to our Consolidated Financial Statements.
Other Income (Loss)
Other income (loss) consists of net gains and losses on fixed assets, non-investment interest, and other miscellaneous income and expense items. Other income (loss) was $0.5 million, $0.1 million, and $(0.2) million for the years ended December 31, 2025, 2024, and 2023, respectively.

Interest and Financing Expenses
Interest and financing expenses include fees and interest associated with our credit facilities, fees and interest associated with our various credit arrangements with the FHLB, finance lease interest, and other financing fees.
Interest and financing expenses were $0.5 million, $0.1 million, and $5.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The increase in interest and financing expenses in 2025, versus those of 2024, resulted primarily from fees and interest associated with our credit facility and our credit arrangement with the FHLB.
The decrease in interest and financing expenses in 2024, versus those of 2023, resulted primarily from the unwinding of our former FHLB leveraged investment strategy, which was in effect from the first quarter of 2022 to the fourth quarter of 2023.
Other Non-recurring Expenses
In 2025, we recorded charges of $1.3 million of employee severance costs in connection with a 2025 reorganization, which was undertaken to better align our resources with our business objectives. These charges were offset by other miscellaneous one-time items.
In 2023, we wrote-off $1.6 million of previously capitalized cloud computing costs associated with a policy management system as part of a continual evaluation of our ongoing technology initiatives. Additionally, we recorded a non-recurring charge in connection with the early termination of the lease associated with our former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. We also recognized a related lease termination gain pertaining to the elimination of the lease liability, net of an associated right-of-use asset (ROU asset) of $1.0 million, which was included in Other non-recurring expenses on our Consolidated Statements of Comprehensive Income (Loss). The decision to terminate the former Reno operating lease was undertaken as part of an ongoing review of our facility needs.
Income Tax Expense
Income tax expense was $1.2 million, $28.1 million, and $30.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, representing effective tax rates of 10.1%, 19.2%, and 20.4% for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Tax-advantaged investment income, pre-Privatization loss and LAE reserve adjustments, LPT adjustments, Deferred Gain amortization, certain other adjustments and tax credits utilized reduced our income tax expense computed at a statutory rate of 21% by $1.3 million, $2.7 million, and $0.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Additionally, we recognize deferred tax assets when we determine that such assets are more-likely-than-not to be realized in future periods. In making such a determination, we consider all available evidence, including future reversals of existing taxable temporary differences, tax-planning strategies, projected future taxable income, projected future tax rates, and results of recent operations. If it is determined that it is not more-likely-than-not that we could fully realize our deferred tax assets in future periods, we would establish a deferred tax asset valuation allowance that would increase our provision for income taxes. As of December 31, 2025, we did not require a deferred tax asset valuation allowance.
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
Total cash and investments at the holding company were $8.9 million at December 31, 2025, consisting of $3.1 million of cash and cash equivalents, $5.3 million of fixed maturity securities and $0.5 million of equity securities.
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
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 1.25% and the Adjusted Term Secured Overnight Financing Rate (SOFR) for a one-month tenor plus 1.75%, or (ii) an Adjusted Term SOFR Rate, defined as the applicable Adjusted Term SOFR Rate plus 1.75%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by AM Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Total interest paid and/or fees incurred pursuant to the Credit Agreement was $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of December 31, 2025, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
On January 21, 2026, AM Best reaffirmed its “A” (Excellent) financial strength ratings of EHI’s insurance subsidiaries, originally upgraded in January 2025. Following the January 2025 upgrade, our Credit Agreement terms improved as follows: (i) the applicable margin with respect to SOFR loans was reduced from 1.75% to 1.50%; (ii) the applicable margin with respect to base rate loans was reduced from 0.75% to 0.50%; and (iii) the annual commitment fee on the unused portion of the facility was reduced from 0.35% to 0.30%.
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
The interest rates applicable to loans under the former Credit Agreement were generally based on, at EHI's option, a base rate plus a specified margin, ranging from 0.25% to 1.25%, or the Adjusted Term SOFR rate, plus a specified margin, ranging from 1.25% to 2.25%. In addition, EHI paid a fee on each lender's unused commitment, ranging from 0.20% to 0.50%. Interest paid and/or fees incurred pursuant to the former Credit Agreement was $0.5 million for the year ended December 31, 2023.
The former Credit Agreement contained covenants that required EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth; and (ii) a debt to total capitalization ratio of no more than 35%. EHI was in compliance with all the covenants associated with the former Credit Agreement from its inception to its expiration on December 15, 2023.
Dividend and Distribution Ability
Our insurance subsidiaries' ability to pay dividends and distributions is based on their reported capital, surplus, and the amount of dividends paid to their immediate holding company within the prior twelve months. Throughout 2026, EICN, ECIC, EPIC and EAC can pay up to an aggregate of $72.4 million in ordinary dividends to EGI, and CIC can pay up to $5.4 million of ordinary dividends to CGI. Upon receipt of such dividends and upon approval by their respective Boards, EGI and CGI may then, in turn, dividend those amounts to EHI.
Operating Subsidiaries' Liquidity
The primary sources of cash for our operating subsidiaries, which include our insurance and other operating subsidiaries, are premium collections, investment income, sales and maturities of investments and reinsurance recoveries. The primary uses of cash for our operating subsidiaries are payments of losses and LAE, commission expenses, underwriting expenses, ceded reinsurance, investment purchases and dividends paid to their parent.
Total cash and investments held by our operating subsidiaries was $2,489.9 million at December 31, 2025, consisting of $156.9 million of cash and cash equivalents, and restricted cash, $2,035.4 million of fixed maturity securities, $191.0 million of equity securities, $10.1 million of short-term investments, and $96.5 million of other invested assets. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of December 31, 2025 consisted of $156.7 million of cash and cash equivalents, $183.5 million of publicly-traded equity securities whose proceeds are available within two business days, and $749.2 million of highly liquid fixed maturity securities whose proceeds are also available within two business days. We believe that our subsidiaries' liquidity needs over the next 12 months and for the longer term period thereafter will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on our statutory admitted assets on a per company basis.
On November 17, 2025, EICN obtained a $19.0 million advance from the FHLB at an interest rate of 3.84%, maturing on May 31, 2029. On December 19, 2025, EICN obtained an additional $16.0 million advance from the FHLB at an interest rate of 3.70%, maturing on December 21, 2026. On February 5, 2026, the terms of the $16.0 million advance were revised to an interest rate of 3.79%, maturing on May 31, 2029. These advances were assumed by EHI through an intercompany loan agreement and executed as part of our recently announced recapitalization plan. Interest incurred and paid on these advances during the year ended December 31, 2025 was $0.2 million.
During 2022, our insurance subsidiaries, with the exception of CIC, received aggregate advances of $182.5 million under the FHLB Standard Credit Program. These advances could be repaid at any time without penalty and were collateralized by eligible investment securities. In 2023, our insurance subsidiaries repaid all of its advances under the FHLB Standard Credit Program.
FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. Throughout 2022 and 2023, EAC, ECIC, and EPIC had $25.0 million, $35.0 million, and $10.0 million of Letter of Credit Agreements in effect, respectively. On October 9, 2024, EPIC amended its existing Letter of Credit Agreement to increase its capacity to $110.0 million. The Letter of Credit Agreements in effect will expire on March 31, 2026 and may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and must be fully secured with eligible collateral at all times (See Note 11 in the Notes to our Consolidated Financial Statements).
We purchase reinsurance annually to protect us against the costs of severe claims and certain catastrophic events. On July 1, 2025, we entered into a new reinsurance program that is effective through June 30, 2026. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage, which includes a 10% co-participation share within each layer of coverage retained by us. Our reinsurance coverage is $190.0 million ($171.0 million net of our co-participation) in excess of our $10.0 million retention on a per occurrence basis; including a maximum any one life limit of $20.0 million, subject to certain exclusions. We believe that our reinsurance program currently meets our needs.
Our insurance subsidiaries are required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures such as risk-based capital (RBC), as established by the National Association of Insurance Commissioners. The RBC standard was designed to provide a measure by which regulators can assess the adequacy of an insurance company's capital and surplus relative to its operations. An insurance company must maintain capital and surplus of at least 200% of RBC. Each of our insurance subsidiaries had total adjusted capital in excess of the minimum RBC requirements that correspond to any level of regulatory action at December 31, 2025.
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $587.4 million and $630.9 million were on deposit at each of December 31, 2025 and 2024, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $170.0 million of securities on deposit at both December 31, 2025 and 2024.
Certain reinsurance contracts require funds owned by us to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.1 million and $3.0 million at December 31, 2025 and 2024, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our cash forecasts as appropriate.

The table below shows our net cash flows. For additional information regarding our cash flows, see Item 8, Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2025	2024	2023
Cash, cash equivalents, and restricted cash provided by (used in):	(in millions)
Operating activities	$44.7	$76.4	$49.4
Investing activities	225.9	(159.7)	377.3
Financing activities	(179.1)	(74.8)	(289.5)
Increase (decrease) in cash, cash equivalents, and restricted cash	$91.5	$(158.1)	$137.2
Operating Activities
Net cash provided by operating activities in 2025 included net premiums received of $773.2 million and investment income received of $114.3 million. These operating cash inflows were partially offset by net claims payments of $563.5 million, underwriting expenses paid of $163.0 million, commissions paid of $103.1 million, interest and financing fees paid of $0.5 million, other non-recurring expenses paid of $1.1 million, and federal income taxes paid of $11.6 million.
Net cash provided by operating activities in 2024 included net premiums received of $769.9 million, investment income received of $106.6 million and cash received of $14.6 million for the final payment of the Contingent Commission. These operating cash inflows were partially offset by net claims payments of $522.0 million, underwriting expenses paid of $160.7 million, commissions paid of $100.9 million, interest and financing fees paid of $0.1 million, and federal income taxes paid of $31.0 million.
Net cash provided by operating activities in 2023 included net premiums received of $703.4 million and investment income received of $111.6 million. These operating cash inflows were partially offset by net claims payments of $471.6 million, underwriting expenses paid of $157.3 million, commissions paid of $92.7 million, interest and financing fees paid of $5.8 million, lease termination and related disposal payments of $7.8 million, and federal income taxes paid of $30.4 million.
Investing Activities
Net cash provided by investing activities in 2025 related primarily to returns from our investments, investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases. The cash inflows used in these activities were largely offset by investments of premiums and the reinvestment of funds from investment sales, maturities, redemptions, and interest income.
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
Net cash provided by investing activities in 2023 related primarily to investment sales, maturities, and redemptions whose proceeds were used to fund claims payment, underwriting expenses, stockholder dividend payments, common stock repurchases, and to repay FHLB advances. The cash inflows provided by these activities were largely offset by investments of premiums received and reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Financing Activities
Net cash used in financing activities in 2025 related primarily to stockholder dividend payments and common stock repurchases partially offset by advances received from the FHLB.
Net cash used in financing activities in 2024 related primarily to stockholder dividend payments and common stock repurchases.
Net cash used in financing activities in 2023 related primarily to stockholder dividend payments, common stock repurchases, and repayments of FHLB advances.
Dividends. We paid $29.9 million, $30.3 million, and $29.7 million in regular quarterly dividends to our stockholders and eligible equity plan award holders in 2025, 2024, and 2023, respectively. The declaration and payment of future dividends to our stockholders, including any special dividends, will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board deems relevant. On February 18, 2026, the Board declared a $0.32 quarterly dividend per share, payable March 18, 2026, to stockholders of record on March 4, 2026.

Repurchases of Common Stock. We repurchased $187.3 million, $41.7 million, and $77.1 million of our common stock in 2025, 2024, and 2023, respectively. On July 26, 2023, our Board authorized a new stock repurchase authorization for repurchases of up to $50.0 million of our common stock from July 31, 2023 through December 31, 2024 (the 2023 Program). On June 10, 2024, the Board authorized a $50.0 million addition to the 2023 Program, increasing our aggregate purchase authority to $100.0 million, and extended the repurchase authority pursuant to the 2023 Program through July 31, 2025. On April 30, 2025, the Board authorized the 2025 Program (the 2025 Program) for repurchases up to $125.0 million of our common stock from May 6, 2025 through December 31, 2026. The 2025 Program replaced the 2023 Program whose remaining repurchase authorization had been exhausted. On October 29, 2025, the Board authorized a $125.0 million addition to the 2025 Program, increasing the aggregate share repurchase authority to $250.0 million. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and socioeconomic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors our Board deems relevant. As of December 31, 2025, we had a remaining common stock repurchase authorization of $92.8 million. See Item 5, Issuer Purchases of Equity Securities.
Capital Resources
As of December 31, 2025, the capital resources available to us consisted of $955.7 million of stockholders' equity and the $88.0 million Deferred Gain.
Stockholders' Equity. The following table summarizes our beginning and ending stockholders' equity balance and the changes thereto for each of the years ended December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023
	(in millions)
Beginning Balance	$1,068.7	$1,013.9	$944.2
Stock-based obligations	5.0	6.2	6.1
Stock options exercised	—	—	0.7
Shares withheld to satisfy minimum tax withholdings for certain stock-based obligations	(1.4)	(1.8)	(1.6)
Acquisition of common stock	(187.3)	(41.7)	(77.1)
Dividends declared on common stock and eligible plan awards	(29.9)	(30.0)	(29.4)
Net income for the year	10.8	118.6	118.1
Change in net unrealized gains (losses) on investments, net of taxes	89.8	3.5	52.9
Ending Balance	$955.7	$1,068.7	$1,013.9
Deferred Gain. The Deferred Gain, which totaled $88.0 million and $94.0 million as of December 31, 2025 and 2024, respectively, reflects the unamortized gain from the LPT Agreement. See Note 2 in the Notes to our Consolidated Financial Statements.

Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of December 31, 2025:
FHLB Advances
We obtained advances from the FHLB totaling $35.0 million, of which $16.0 million is payable within 12 months.
Leases
We have entered into lease arrangements for certain equipment and facilities. As of December 31, 2025, we had lease payment obligations totaling $4.5 million, of which $0.8 million is payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments and other legally binding agreements to purchase services that are to be used in our operations. As of December 31, 2025, we had other purchase obligations totaling $7.7 million, of which $3.4 million is payable within 12 months.
Unfunded Investment Commitments
As of December 31, 2025, we had private equity limited partnerships with unfunded investment commitments totaling $11.3 million that can be called at any time.
Unpaid Losses and LAE reserves
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of December 31, 2025, we had unpaid losses and LAE reserves totaling $1,805.8 million, of which $321.0 million is estimated to be payable within 12 months. For a discussion of our reserving process, see ''–Critical Accounting Estimates–Reserves for Losses and LAE.''
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of December 31, 2025, we had reinsurance recoverables on unpaid losses and LAE totaling $386.5 million, of which $27.9 million is currently expected to be received within 12 months.
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total returns; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance. These investments provide a steady source of income.
Our Investment Managers follow our written investment guidelines, which are approved by the AFI Committee. Our asset allocation is reevaluated by management and reviewed by the AFI Committee on a quarterly basis. We also utilize our Investment Managers' investment advisory services to assist us in developing a tailored set of portfolio targets and objectives.
As of December 31, 2025, our investment portfolio consisted of 87% fixed maturity securities which had a duration of 4.4, as measured by their sensitivity to changes in interest rates. Our fixed maturity investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by S&P or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity portfolio had a weighted average quality of “A+” as of December 31, 2025.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $184.0 million at December 31, 2025, which represented 8% of our investment portfolio at that time. We also have a $7.5 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our investment portfolio also contains certain other investments, which made up 4% of our investment portfolio at December 31, 2025, and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $96.5 million at December 31, 2025 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner's discretion. We periodically receive distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments, during the full course of the fund term. As of December 31, 2025, we had unfunded commitments to these private equity limited partnerships totaling $11.3 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the estimated fair value to total invested assets measured at fair value, and the average ending book yield (which is calculated based on the amortized cost of the associated invested assets) as of December 31, 2025.

Category	Estimated Fair Value	Percentage of Total Investments Measured at Fair Value	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$80.1	3.6%	3.8%
States and municipalities	159.9	7.2	4.7
Corporate securities	655.3	29.3	4.7
Residential mortgaged-backed securities	802.9	35.8	5.1
Commercial mortgaged-backed securities	28.9	1.3	5.6
Asset-backed securities	163.1	7.3	5.7
Collateralized loan obligations	12.5	0.6	5.9
Foreign government securities	2.0	0.1	6.2
Other securities	136.0	6.1	6.4
Equity securities	184.0	8.2	2.3
Short-term investments	10.1	0.5	3.9
Total investments at fair value	$2,234.8	100.0%
Weighted average ending yield			4.9%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of December 31, 2025 by credit rating category, using the lower of the ratings assigned by Moody's Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	9.6%
“AA”	48.7
“A”	29.7
“BBB”	4.5
Below Investment Grade	7.5
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also record provisions and recoveries for changes in our CECL allowance on AFS investments as realized gains and losses. We maintained a CECL allowance of $0.4 million, $1.1 million, and $2.7 million on AFS investments as of December 31, 2025, 2024, and 2023, respectively. The decrease in our CECL allowance of $0.7 million in 2025 was due to the sale of securities that previously had an allowance and the stabilization in the financial markets, which decreased our CECL provision. The remaining fixed maturity securities whose total fair value was less than amortized cost at December 31, 2025, 2024, and 2023, were those in which we had no intent, need or requirement to sell at an amount less than their amortized cost.
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
The amount by which estimated losses in the aggregate differ from those previously estimated for a specific time period is known as reserve "development." Reserve strengthening is adverse when losses ultimately settle for more than the amount estimated or subsequent estimates indicate a basis for reserve increases, causing the previously estimated loss reserves to be ''deficient.'' Reserve development is favorable when estimates of ultimate losses indicate a decrease in established reserves, causing the previously estimated loss reserves to be ''redundant.'' Development and strengthening are reflected in our operating results through adjustments to incurred losses and LAE during the period in which they are recognized.
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

Our loss reserves (gross and net of reinsurance), including the main components of such reserves, were as follows:

	As of December 31,
	2025	2024
	(in millions)
Case reserves	$931.3	$938.1
IBNR	618.4	611.1
LAE reserves	256.1	259.0
Gross unpaid losses and LAE reserves	1,805.8	1,808.2
Less reinsurance recoverable on unpaid losses and LAE, excluding CECL allowance	386.5	412.4
Net unpaid losses and LAE reserves	$1,419.3	$1,395.8
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
We prepare reserve estimates for all accident years using our own historical claims data, industry data and many of the generally accepted actuarial methodologies for estimating loss reserves, such as paid loss development methods, incurred loss development methods, and Bornhuetter-Ferguson methods. These methods vary in their responsiveness to different information, characteristics, and dynamics in the data, and the results assist the actuary in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims.
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
Management formally establishes loss reserves for financial statement purposes on a quarterly basis. In doing so, we make reference to the most current actuarial analyses, including a review of the assumptions and the results of the various actuarial methods used. Typically, we conduct comprehensive studies in the second and fourth quarters, and on the alternate quarters, update the results of the preceding quarter's studies for actual claim payment and case reserve activity. In 2025, we conducted a comprehensive study in the second, third, and fourth quarters.
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

	As of December 31,
	2025	2024
	(in millions)
Low end of actuarial range	$1,294.5	$1,247.0
Carried reserves	1,419.3	1,395.8
High end of actuarial range	1,538.6	1,597.2
As of December 31, 2025, California and Nevada loss reserves represented approximately 60% of our total net loss reserves on our Consolidated Balance Sheet.
In California, our recent loss experience has been impacted by an increase in CT claims frequency. Overall, on a wage-adjusted basis, both indemnity and medical severity have been relatively flat. Our indemnity claims frequency (the number of claims expressed as a percentage of on-leveled premium) has been generally decreasing for non-CT claims but is now showing increases due to the additional emergence of CT claim activity. We believe our claims practices, including our continued emphasis on accelerating claims settlements, as well as our various underwriting initiatives, have a positive impact on our results in California.
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
Over 50% of our claims payments during the three years ended December 31, 2025 related to medical care for injured workers. The utilization and cost of medical services in the future is a significant source of uncertainty in the establishment of loss reserves for workers' compensation. However, because medical care may be provided to an injured worker over many years, and in some cases decades, the pace of medical claim cost inflation can have a significant impact on our ultimate claim payments. For example, if the rate of medical claim cost inflation increases by 1% above the inflation rate that is implicitly included in the loss reserves at December 31, 2025, we estimate that future medical costs over the lifetime of current claims would increase by approximately $51.0 million on a net-of-reinsurance basis. Under the current elevated inflationary environment, additional inflationary considerations were included in determining the level and adequacy of our reserves, and particular consideration was given to medical and hospital inflation rates as these inflation rates have historically exceeded general inflation rates.
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
If the actual loss reserves were at the high or the low end of the actuarial range, the impact on our financial results would have been as follows:

	December 31,
	2025	2024
Increase (decrease) in reserves (1)	(in millions)
At low end of range	$(124.8)	$(148.8)
At high end of range	119.3	201.4
Increase (decrease) in stockholders' equity and net income
At low end of range	$98.6	$117.6
At high end of range	(94.2)	(159.1)
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

As of December 31,
2025
(in millions)
Low end of actuarial range	$253.9
LPT carried reserves	259.6
High end of actuarial range	265.0
Reinsurance Recoverables
Reinsurance recoverables represent: (i) amounts currently due from reinsurers on paid losses and LAE; (ii) amounts recoverable from reinsurers on estimates of case reserves; and (iii) amounts recoverable from reinsurers on actuarial estimates of IBNR for losses and LAE. These recoverables are based on our current estimates of the underlying loss reserves and are reported on our Consolidated Balance Sheets separately as assets, as reinsurance does not relieve us of our legal liability to policyholders. We bear credit risk with respect to the reinsurers, which could be significant in the future, considering that some of the loss reserves remain outstanding for an extended period of time. Reinsurers may refuse or fail to pay losses that we cede to them, or they might delay payment. We are required to pay losses even if a reinsurer refuses or fails to meet its obligations under the applicable reinsurance agreement. We continually monitor the financial condition and financial strength ratings of our reinsurers. No material amounts related to ceded paid losses have been written-off as uncollectible since our inception in 2000, and in assessing future default, we evaluate the allowance for CECL under the ratings based method using the AM Best Average Cumulative Net Impairment Rates. Reinsurer ratings are also assessed through this process.
Under the LPT Agreement, the Fund initially ceded $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995 for consideration of $775.0 million in cash. The estimated unpaid losses and LAE ceded to the LPT Agreement was $259.6 million as of December 31, 2025. Losses and LAE paid with respect to the LPT Agreement totaled $913.1 million at December 31, 2025. We account for the LPT Agreement as retroactive reinsurance. Entry into the LPT Agreement resulted in a Deferred Gain that was recorded on our Consolidated Balance Sheets as a liability. The Deferred Gain is being amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and the amortization is reflected in losses and LAE. Changes in estimates of the reserves ceded under the LPT Agreement may significantly impact the Deferred Gain on our Consolidated Balance Sheets and losses and LAE on our Consolidated Statements of Comprehensive Income (Loss).
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
Economic disruptions caused by ongoing financial market volatility, inflationary pressures, geo-political conditions, and tariff uncertainty have impacted the credit risk associated with certain of our investment holdings. As a result, we maintained a $0.4 million and $1.1 million allowance for CECL on our fixed maturity portfolio as of December 31, 2025 and 2024, respectively. See Note 6 in the Notes to our Consolidated Financial Statements.

Interest Rate Risk
Investments
Our fixed maturity securities are exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we manage through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.4, which is measured by their sensitivity to changes in interest rates, at December 31, 2025. Our investment strategy balances consideration of duration, yield and credit risk. We continually monitor changes in interest rates and their impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of December 31, 2025. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,050.8 million as of December 31, 2025, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(256.8)	(12.5)%
200 basis point rise	(171.4)	(8.4)
100 basis point rise	(83.9)	(4.1)
50 basis point decline	39.8	1.9
100 basis point decline	75.9	3.7
200 basis point decline	142.4	6.9
300 basis point decline	209.1	10.2
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages tend to prepay faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of December 31, 2025, the par value of our commercial and residential mortgage-backed securities holdings was $832.7 million, and the amortized cost was 99.6% of par value. The commercial and residential mortgage-backed securities portion of the portfolio totaled 37.2% of total investments measured at fair value as of December 31, 2025. Agency-backed residential mortgage pass-throughs totaled $696.2 million, or 86.7%, of the residential mortgage-backed securities portion of the portfolio as of December 31, 2025.
Equity Price Risk
Equity price risk is the risk of a decline in market value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio could result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized (losses) gains on our Consolidated Statements of Comprehensive Income (Loss). Economic and market disruptions caused by geo-political conditions, inflationary pressures and tariff uncertainty, have resulted in volatility in the fair value of our equity securities. We mitigate our exposure to equity price risk through dollar-cost averaging and by diversifying our equity holdings across several industry sectors.

The table below shows the sensitivity of our equity securities at fair value to price changes as of December 31, 2025:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$96.5	$184.0	$165.6	$(18.4)	$202.4	$18.4
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
Elevated market interest rates in recent years, intended to aid in the suppression of inflation, can negatively impact the market value of our existing fixed maturity investments, despite our ability and intent to hold these investments to maturity. Higher interest rates, however, have also contributed to an increase in our net investment income.
Item 8. Financial Statements and Supplementary Data

Page
Management's Annual Report on Internal Control Over Financial Reporting	49
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	50
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	51
Consolidated Balance Sheets as of December 31, 2025 and 2024	53
Consolidated Statements of Comprehensive Income (Loss) for each of the years ended December 31, 2025, 2024, and 2023	55
Consolidated Statements of Stockholders' Equity for each of the years ended December 31, 2025, 2024, and 2023	56
Consolidated Statements of Cash Flows for each of the years ended December 31, 2025, 2024, and 2023	57
Notes to Consolidated Financial Statements	59

The following Financial Statement Schedules are filed in Item 15 of Part IV of this report:

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	96
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	100

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on this assessment, management did not identify any material weaknesses in the internal control over financial reporting and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
The Company's independent registered public accounting firm, Ernst & Young LLP, has independently assessed the effectiveness of the Company's internal control over financial reporting. A copy of their report is included in Item 8 of this report.

February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Employers Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Employers Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Employers Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Employers Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
At December 31, 2025, the liability for incurred but not reported (IBNR) reserves represented a material portion of the $1,805.8 million of unpaid loss and loss adjustment expenses (LAE). As explained in Notes 2 and 9 to the consolidated financial statements, the liability for unpaid losses and LAE represents management's best estimate of the ultimate net cost of all reported and unreported losses incurred for the applicable periods, less payments made. The estimated reserves include the accumulation of estimates for all claims reported prior to the balance sheet date, estimates of claims incurred but not reported, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. IBNR reserves include an estimate for claims that are incurred but not yet reported, expected development on reported claims and for additional payments on closed claims. There is significant uncertainty inherent in determining management’s best estimate of the ultimate loss settlement cost which is used to determine the incurred but not reported claim reserves. In particular, the estimate is sensitive to the selection and weighting of actuarial methods and management’s selection of parameters and assumptions including, the pattern with which aggregate claims data will be paid or emerge over time, the magnitude and change in claim settlement activity, the effects of legislative benefit changes and/or judicial decisions, and trends in claim frequency and severity.
Auditing management’s best estimate of IBNR reserves was complex due to the highly judgmental nature of the assumptions used in the actuarial reserving process. The significant judgment was primarily due to the sensitivity of management’s estimate to the selection of methods and assumptions including the pattern with which aggregate claims data will be paid or emerge over time, which had a significant effect on the valuation of IBNR reserves.

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
San Francisco, California
February 26, 2026

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2025	2024
	(in millions, except share data)
Assets
Investments:
Fixed maturity securities at fair value (amortized cost $2,031.8 at December 31, 2025 and $2,203.1 at December 31, 2024, less CECL allowance of $0.4 at December 31, 2025 and $1.1 at December 31, 2024)	$2,040.7	$2,097.4
Equity securities at fair value (cost $96.5 at December 31, 2025 and $145.0 at December 31, 2024)	184.0	254.1
Equity securities at cost	7.5	5.7
Other invested assets (cost $79.4 at December 31, 2025 and $90.9 at December 31, 2024)	96.5	106.6
Short-term investments at fair value (amortized cost $10.1 at December 31, 2025 and $0.1 at December 31, 2024)	10.1	0.1
Total investments	2,338.8	2,463.9
Cash and cash equivalents	159.8	68.3
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	15.5	15.7
Premiums receivable (less CECL allowance of $22.6 at December 31, 2025 and $19.2 at December 31, 2024)	335.4	361.3
Reinsurance recoverable for:
Paid losses	5.9	6.3
Unpaid losses (less CECL allowance of $0.8 at December 31, 2025 and $0.9 at December 31, 2024)	385.7	411.5
Deferred policy acquisition costs	57.1	59.6
Federal income taxes recoverable	16.1	4.8
Deferred income taxes, net	14.3	38.3
Property and equipment, net	6.5	7.8
Operating lease right-of-use assets	3.7	3.7
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Cloud computing arrangements	12.9	17.3
Other assets	34.9	32.8
Total assets	$3,436.6	$3,541.3
Liabilities and stockholders' equity
Claims and policy liabilities:
Unpaid losses and loss adjustment expenses	$1,805.8	$1,808.2
Unearned premiums	391.9	402.2
Commissions and premium taxes payable	59.9	65.8
Accounts payable and accrued expenses	23.4	21.2
Deferred reinsurance gain—LPT Agreement	88.0	94.0
Short-term debt	16.0	—
Non-cancellable obligations	7.7	13.8
Operating lease liability	3.9	4.2
Long-term debt	19.0	—
Other liabilities	65.3	63.2
Total liabilities	$2,480.9	$2,472.6
Commitments and contingencies (Note 12)

Employers Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
	As of December 31,
	2025	2024
	(in millions, except share data)
Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,276,637 and 58,184,861 shares issued and 20,342,135 and 24,556,706 shares outstanding at December 31, 2025 and 2024, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	427.8	424.2
Retained earnings	1,453.8	1,472.9
Accumulated other comprehensive income (loss), net of tax	7.3	(82.5)
Treasury stock, at cost (37,934,502 shares at December 31, 2025 and 33,628,155 shares at December 31, 2024)	(933.8)	(746.5)
Total stockholders' equity	955.7	1,068.7
Total liabilities and stockholders' equity	$3,436.6	$3,541.3
See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2025	2024	2023
Revenues	(in millions, except per share data)
Net premiums earned	$761.9	$749.5	$721.9
Net investment income	116.7	107.0	106.5
Net realized and unrealized (losses) gains on investments	(20.4)	24.1	22.7
Other income (loss)	0.5	0.1	(0.2)
Total revenues	858.7	880.7	850.9

Expenses
Losses and loss adjustment expenses	581.8	456.2	405.7
Commission expense	97.9	101.2	100.0
Underwriting expenses	165.4	176.5	180.0
Interest and financing expenses	0.5	0.1	5.8
Other non-recurring expenses	1.1	—	11.0
Total expenses	846.7	734.0	702.5

Net income before income taxes	12.0	146.7	148.4
Income tax expense	1.2	28.1	30.3
Net income	$10.8	$118.6	$118.1

Comprehensive income
Unrealized AFS investment gains (losses) during the period, net of tax (expense) benefit of $(12.5), $0.9, and $(12.3) for the years ended December 31, 2025, 2024, and 2023, respectively	$46.6	$(3.5)	$46.6
Reclassification adjustment for realized AFS investment losses in net income, net of tax (benefit) of $(11.5), $(1.8), and $(1.7) for the years ended December 31, 2025, 2024, and 2023, respectively	43.2	7.0	6.3
Other comprehensive income, net of tax	89.8	3.5	52.9
Total comprehensive income	$100.6	$122.1	$171.0

Earnings per common share (Note 18):
Basic	$0.46	$4.73	$4.48
Diluted	$0.46	$4.71	$4.45
Cash dividends declared per common share and eligible equity plan awards	$1.26	$1.18	$1.10

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Treasury Stock, at Cost	Total Stockholders' Equity
	Shares	Amount
	(in millions, except share data)

Balance, January 1, 2023	57,876,287	$0.6	$414.6	$1,295.6	$(138.9)	$(627.7)	$944.2
Stock-based obligations (Note 14)	—	—	6.1	—	—	—	6.1
Stock options exercised	23,500	—	0.7	—	—	—	0.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy minimum tax withholding (Note 14)	156,181	—	(1.6)	—	—	—	(1.6)
Acquisitions of common stock (Note 13)	—	—	—	—	—	(77.1)	(77.1)
Dividends declared	—	—	—	(29.4)	—	—	(29.4)
Net income for the year	—	—	—	118.1	—	—	118.1
Change in net unrealized losses on AFS investments, net of taxes of $(14.0)	—	—	—	—	52.9	—	52.9
Balance, December 31, 2023	58,055,968	$0.6	$419.8	$1,384.3	$(86.0)	$(704.8)	$1,013.9

Balance, January 1, 2024	58,055,968	$0.6	$419.8	$1,384.3	$(86.0)	$(704.8)	$1,013.9
Stock-based obligations (Note 14)	—	—	6.2	—	—	—	6.2
Vesting of RSUs and PSUs, net of shares withheld to satisfy minimum tax withholding (Note 14)	128,893	—	(1.8)	—	—	—	(1.8)
Acquisition of common stock (Note 13)	—	—	—	—	—	(41.7)	(41.7)
Dividends declared	—	—	—	(30.0)	—	—	(30.0)
Net income for the year	—	—	—	118.6	—	—	118.6
Change in net unrealized losses on AFS investments, net of taxes of $(0.9)	—	—	—	—	3.5	—	3.5
Balance, December 31, 2024	58,184,861	$0.6	$424.2	$1,472.9	$(82.5)	$(746.5)	$1,068.7

Balance, January 1, 2025	58,184,861	$0.6	$424.2	$1,472.9	$(82.5)	$(746.5)	$1,068.7
Stock-based obligations (Note 14)	—	—	5.0	—	—	—	5.0
Vesting of RSUs and PSUs, net of shares withheld to satisfy minimum tax withholding (Note 14)	91,776	—	(1.4)	—	—	—	(1.4)
Acquisition of common stock (Note 13)	—	—	—	—	—	(187.3)	(187.3)
Dividends declared	—	—	—	(29.9)	—	—	(29.9)
Net income for the year	—	—	—	10.8	—	—	10.8
Change in net unrealized losses on AFS investments, net of taxes of $(24.0)	—	—	—	—	89.8	—	89.8
Balance, December 31, 2025	58,276,637	$0.6	$427.8	$1,453.8	$7.3	$(933.8)	$955.7

See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2025	2024	2023
Operating activities	(in millions)
Net income	$10.8	$118.6	$118.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3.6	3.6	4.8
Stock-based compensation	5.0	6.3	6.2
Amortization of cloud computing arrangements	7.6	13.1	16.7
Amortization of discounts and premiums on investments, net	(2.5)	(1.0)	2.4
Allowance for expected credit losses	3.3	1.3	5.1
Deferred income tax (benefit) expense	0.1	4.1	5.3
Net realized and unrealized losses (gains) on investments	20.4	(24.1)	(22.7)
Asset impairment and related charges	—	—	4.2
Noncash operating lease term adjustment	—	—	(1.0)
Change in operating assets and liabilities:
Premiums receivable	22.5	(3.2)	(58.6)
Reinsurance recoverable on paid and unpaid losses	26.3	16.0	17.5
Cloud computing arrangements	(3.2)	(2.4)	(3.4)
Operating lease right-of-use-assets	—	1.4	6.4
Current federal income taxes	(11.3)	(8.4)	(6.7)
Unpaid losses and loss adjustment expenses	(2.4)	(76.3)	(76.2)
Unearned premiums	(10.3)	22.5	40.2
Accounts payable, accrued expenses and other liabilities	(6.2)	3.3	3.7
Deferred reinsurance gain–LPT Agreement	(6.0)	(5.2)	(6.9)
Contingent commission receivable–LPT Agreement	—	14.2	(0.3)
Operating lease liabilities	(0.3)	(1.7)	(6.7)
Non-cancellable obligations	(6.1)	(3.2)	(9.1)
Other	(6.6)	(2.5)	10.4
Net cash provided by operating activities	44.7	76.4	49.4
Investing activities
Purchases of fixed maturity securities	(770.0)	(722.4)	(416.4)
Purchases of equity securities	(64.2)	(61.4)	(39.8)
Purchases of short-term investments	(21.1)	(39.8)	(68.7)
Purchases of other invested assets	(4.8)	(18.3)	(34.1)
Distributions from other invested assets	16.3	9.9	6.0
Proceeds from sale of fixed maturity securities	675.1	342.8	558.0
Proceeds from sale of equity securities	165.2	45.0	53.2
Proceeds from maturities and redemptions of fixed maturity securities	213.1	214.7	162.7
Proceeds from sales and maturities of short-term investments	11.3	73.1	157.0
Net change in unsettled investment purchases and sales	7.2	1.6	1.6
Capital expenditures and other	(2.2)	(4.9)	(2.2)
Net cash provided by (used in) investing activities	225.9	(159.7)	377.3
Financing activities
Acquisition of common stock and excise tax payments	(182.8)	(42.6)	(76.1)
Cash transactions related to stock-based compensation	(1.4)	(1.8)	(1.0)
Dividends paid to stockholders	(29.9)	(30.3)	(29.7)
Proceeds of short-term and long-term debt	35.0	—	—
Repayments of FHLB advances	—	—	(182.5)
Payments on finance leases	—	(0.1)	(0.2)
Net cash used in financing activities	(179.1)	(74.8)	(289.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	91.5	(158.1)	137.2

Cash, cash equivalents, and restricted cash at the beginning of the period	68.5	226.6	89.4
Cash, cash equivalents, and restricted cash at the end of the period	$160.0	$68.5	$226.6
Cash paid for federal income taxes	$11.6	$31.0	$30.4
Cash paid for state income taxes	$0.8	$1.4	$1.5
Cash paid for interest	$0.5	$0.1	$5.8
Non-cash transactions
Financed property and equipment purchases	$0.1	$0.1	$—

The following table presents our cash, cash equivalents, and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	December 31, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$159.8	$68.3
Restricted cash and cash equivalents	0.2	0.2
Total cash, cash equivalents and restricted cash	$160.0	$68.5
 See accompanying notes.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2025
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
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (Deferred Gain) was recorded as a liability on the Company's Consolidated Balance Sheets. The Company was also entitled to receive a contingent profit commission (Contingent Commission) under the LPT Agreement through June 30, 2024 (See Note 2–Reinsurance).
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent cash and cash equivalents held in trust in order to secure certain of the Company's obligations and, accordingly, are restricted as to withdrawal or usage. As of December 31, 2025 and 2024 the Company held $3.1 million and $3.0 million, respectively, in cash and investments in trust for reinsurance obligations, of which $0.2 million, represented restricted cash and cash equivalents for each year.
Short-Term Investments
The Company considers all liquid investments with maturities of between three and twelve months, as measured from the date of purchase, to be short-term investments.

Investment Securities
The Company's investments in fixed maturity securities and short-term investments are classified as available-for-sale (AFS) and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes, in Accumulated other comprehensive income (loss) on the Company's Consolidated Balance Sheets.
The Company's investments in equity securities at fair value are not classified as AFS and changes in fair value are included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income (Loss). The Company's investment in FHLB stock is presented within Equity securities at cost on the Company's Consolidated Balance Sheets.
The Company's investments in other invested assets are reported at net asset value and changes in the value of these investments are included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income (Loss).
The Company's investments in fixed maturity securities are presented net of an allowance for current expected credit losses (CECL). The Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria is met, the security's amortized cost basis is written down to its fair value. For AFS debt securities that do not meet either criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. The changes in the Company's allowance for CECL on investments are included in Net realized and unrealized (losses) gains on investments on the Company's Consolidated Statements of Comprehensive Income (Loss) (see Note 6).
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
Premiums written are recognized as revenues, net of any applicable underlying reinsurance coverage, and recognized as premiums earned, over the period of the contract in proportion to the amount of insurance protection provided. At the end of the policy term, premium audits are performed on substantially all policyholder accounts to determine the actual amount of net premiums earned for that policy year. Earned but unbilled premiums include estimated future audit premiums based on the Company's historical experience. These estimates are subject to changes in policyholders' payrolls and employee job classifications, economic conditions, and seasonality, and are continually reviewed and adjusted as experience develops or new information becomes known. Audit premium adjustments are included in premiums earned; however, these adjustments are partially offset by the resulting changes in losses and LAE, commission expenses, and premium taxes. The Company's premiums receivable on its Consolidated Balance Sheets included $10.8 million and $25.7 million of additional premiums expected to be received from policyholders for premium audits at December 31, 2025 and 2024, respectively.
The Company establishes an allowance for CECL (see Note 6) on its premiums receivable through a charge included in underwriting expenses in its Consolidated Statements of Comprehensive Income (Loss). This allowance for CECL is determined based on estimates (collectability and historical payment patterns) and assumptions to project future experience. After all collection efforts have been exhausted, the Company reduces the allowance for CECL for write-offs of premiums receivable that have been deemed uncollectible. The Company's allowance for CECL was $22.6 million and $19.2 million at December 31, 2025 and 2024, respectively. The Company had write-offs charged against CECL of $8.7 million, $13.8 million, and $3.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Deferred Policy Acquisition Costs
Policy acquisition costs, those costs that relate directly to the successful acquisition of new or renewal insurance contracts, including underwriting, policy issuance and processing, medical and inspection, sales force contract selling and commissions are deferred and amortized as the related premiums are earned. Amortization of deferred policy acquisition costs for the years ended December 31, 2025, 2024, and 2023, was $123.2 million, $119.6 million, and $113.8 million, respectively.

If the sum of a policy's expected losses and LAE and deferred policy acquisition costs exceeds the related unearned premiums and projected investment income, a premium deficiency is determined to exist. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the years ended December 31, 2025, 2024, and 2023.
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
Balances due from reinsurers on unpaid losses, including an estimate of such recoverables related to reserves for incurred but not reported losses, are reported as reinsurance recoverables on the Company's Consolidated Balance Sheets. Reinsurance recoverables on paid losses represent amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid. Reinsurance recoverables on unpaid losses and LAE amounted to $385.7 million and $411.5 million at December 31, 2025 and 2024, respectively.
The Company's reinsurance recoverables are presented net of an allowance for CECL. The changes in the Company's allowance for CECL are included in underwriting expenses on the Company's Consolidated Statements of Comprehensive Income (Loss) (see Note 6). This allowance for CECL is determined based on historical information, financial strength of reinsurers, collateralization amounts and ratings to determine the appropriateness of the allowance.
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
Pursuant to the LPT Agreement, LAE is deemed to be 7% of total losses paid and is payable to the Company as compensation for management of the claims under the LPT Agreement. The Deferred reinsurance gain–LPT Agreement (Deferred Gain) is amortized using the recovery method, whereby the amortization is determined by the proportion of actual reinsurance recoveries to total estimated recoveries through the life of the LPT Agreement, and is recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income (Loss). Any adjustment to the estimated loss and LAE reserves ceded under the LPT Agreement results in a cumulative adjustment to the Deferred Gain, which is also recognized in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income (Loss), such that the Deferred Gain reflects the balance that would have existed had the revised reserves been recognized at the inception of the LPT Agreement (LPT Reserve Adjustment).
Additionally, the Company was entitled to a Contingent Commission under the LPT Agreement through June 30, 2024. The Contingent Commission was equal to 30% of the favorable difference between actual paid losses and LAE and expected paid losses and LAE as established in the LPT Agreement based on losses paid through that date. The Company recorded an estimate of Contingent Commission on its Consolidated Balance Sheets as Contingent commission receivable–LPT Agreement and a corresponding liability was recorded as Deferred reinsurance gain–LPT Agreement. The Contingent commission receivable–LPT Agreement was reduced as amounts were received from participating reinsurers. The Contingent Commission was payable every five years beginning June 30, 2004, and the final payment of the Contingent Commission of $14.6 million was received in 2024.
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
The Company recognizes accrued interest and penalties, if any, in income taxes. For the years ended December 31, 2025 and 2024, the Company incurred no material interest and penalties.
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
Goodwill and Other Intangible Assets
The Company formally tests for impairment of goodwill and intangible assets in the fourth quarter of each year. At the end of each quarter, management further considers the results of the previous analysis as well as any recent developments that may constitute triggering events requiring the impairment analysis of goodwill and other intangible assets to be updated. The Company assessed the effects of current economic conditions on the Company's financial condition and results of operations and changes in the Company's fair value and determined that there were no impairments of these assets as of December 31, 2025 and 2024. The Company's goodwill was $36.2 million as of both December 31, 2025 and 2024.
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

The gross carrying value, accumulated amortization, and net carrying value for the Company's intangible assets, by major class, as of December 31, were as follows:

	2025			2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
State licenses	$13.5	$—	$13.5	$13.5	$—	$13.5
Insurance relationships	9.4	$(9.4)	—	9.4	(9.4)	—
Other	0.1	—	0.1	0.1	—	0.1
Total	$23.0	$(9.4)	$13.6	$23.0	$(9.4)	$13.6
There was no amortization expense in 2025 or 2024. Amortization expenses, when recognized, are included in the Company's Consolidated Statements of Comprehensive Income (Loss) in underwriting expenses.
Stock-Based Compensation
The Company provides stock-based compensation to its directors and certain of its employees, which is recognized in its Consolidated Statements of Comprehensive Income (Loss) and based on estimated grant date fair values over the relevant service period (see Note 14).
3. New Accounting Standards
Recently Issued Accounting Standards
In December 2025 the Financial Accounting Standards Board (FASB) issued ASU 2025-11 Interim Reporting (Topic 270). The amendments in this update clarify the interim disclosure requirements under GAAP and the applicability of Topic 270, Interim Reporting. The amendments in this update provides a comprehensive list of interim disclosures currently required by GAAP and is intended to clarify existing requirements rather than expand or reduce them. The amendments also introduce a disclosure principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity, even if such disclosures are not specifically identified in Topic 270. In addition, the Update clarifies the scope of Topic 270, the types of interim reporting, and the form and content of interim financial statements prepared in accordance with GAAP. This update is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this standard when it becomes effective.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The amendments in this update eliminate all references to project stages and requires capitalization of software costs when: (i) management authorizes and commits to funding the software project, and (ii) it is probable the software project will be completed and used as intended, known as the "probable-to-completion recognition threshold." Entities must consider whether there is significant uncertainty associated with the development activities of the software in determining if the threshold is met. To determine whether significant development uncertainty exists, the amendment considers the following: (i) whether uncertainties related to novel or unproven software functions or features, if identified, have been resolved through coding and testing, and (ii) whether the software’s required functions and performance criteria have been defined or are still being revised. In addition, the amendments in the update specify that property, plant and equipment disclosure requirements are required for capitalized internal-use software costs, regardless of financial statement presentation and also incorporate the recognition requirements for website-specific development costs. This update is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. The Company will adopt this standard when it becomes effective.
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
4. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company's financial instruments at fair value were as follows as of December 31:

	2025		2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets	(in millions)
Total investments at fair value (Note 5)	$2,234.8	$2,234.8	$2,351.6	$2,351.6
Cash and cash equivalents	159.8	159.8	68.3	68.3
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
Financial liabilities
Debt obligations (Note 11)	$35.0	$35.0	$—	$—
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

For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of December 31, 2025 and 2024.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of December 31, 2025, the Company held $72.3 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.
The following table presents the Company's investments at fair value and the corresponding fair value measurements.

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities
U.S. Treasuries	$—	$80.1	$—	$—	$59.3	$—
States and municipalities	—	159.9	—	—	159.3	—
Corporate securities	—	600.8	54.5	—	751.7	51.3
Residential mortgage-backed securities	—	799.9	3.0	—	619.7	—
Commercial mortgage-backed securities	—	28.9	—	—	65.2	—
Asset-backed securities	—	150.3	12.8	—	199.7	14.3
Collateralized loan obligations	—	12.5	—	—	35.3	—
Foreign government securities	—	—	2.0	—	9.5	—
Other securities	—	136.0	—	—	132.1	—
Total fixed maturity securities	$—	$1,968.4	$72.3	$—	$2,031.8	$65.6
Equity securities at fair value
Industrial and miscellaneous	$157.9	$—	$—	$215.1	$—	$—
Other	26.1	—	—	39.0	—	—
Total equity securities at fair value	$184.0	$—	$—	$254.1	$—	$—
Short-term investments	$—	$10.1	$—	$0.1	$—	$—
Total investments at fair value	$184.0	$1,978.5	$72.3	$254.2	$2,031.8	$65.6
The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Years Ended December 31,
	2025	2024
	(in millions)
Beginning balance	$65.6	$46.2
Purchases	10.0	21.5
Sales	(5.1)	(2.2)
Unrealized gains included in comprehensive income or loss	1.8	0.1
Ending balance	$72.3	$65.6
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
Financial Instruments Carried at Net Asset Value (NAV)
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company's Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner's discretion. The Company periodically receives and recognizes as Net investment income on the Company's Consolidated Statements of Comprehensive Income (Loss) distributions of proceeds from dividends and interest from fund investments, as well as any realized gains associated with dispositions of fund investments during the full course of the fund term. As of December 31, 2025 and 2024, the Company had unfunded commitments to these private equity limited partnerships totaling $11.3 million and $15.6 million, respectively.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company's Consolidated Balance Sheets.

	December 31, 2025	December 31, 2024
	(in millions)
Cash equivalents measured at NAV	110.9	30.7
Other invested assets carried at NAV	96.5	106.6

5. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's AFS investments were as follows:

	Amortized Cost	Allowance for CECL	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2025	(in millions)
Fixed maturity securities
U.S. Treasuries	$80.0	$—	$1.0	$(0.9)	$80.1
States and municipalities	156.5	—	4.2	(0.8)	159.9
Corporate securities	654.8	—	12.7	(12.2)	655.3
Residential mortgage-backed securities	800.5	—	4.8	(2.4)	802.9
Commercial mortgage-backed securities	28.6	—	0.3	—	28.9
Asset-backed securities	160.9	—	2.3	(0.1)	163.1
Collateralized loan obligations	12.5	—	—	—	12.5
Foreign government securities	2.0	—	—	—	2.0
Other securities(1)	136.0	(0.4)	0.7	(0.3)	136.0
Total fixed maturity securities	2,031.8	(0.4)	26.0	(16.7)	2,040.7
Short-term investments	10.1	—	—	—	10.1
Total AFS investments	$2,041.9	$(0.4)	$26.0	$(16.7)	$2,050.8

At December 31, 2024
Fixed maturity securities
U.S. Treasuries	$61.4	$—	$0.2	$(2.3)	$59.3
States and municipalities	163.0	—	1.1	(4.8)	159.3
Corporate securities	849.2	(0.2)	4.4	(50.4)	803.0
Residential mortgage-backed securities	663.5	—	1.6	(45.4)	619.7
Commercial mortgage-backed securities	69.6	(0.3)	0.1	(4.2)	65.2
Asset-backed securities	216.0	—	1.6	(3.6)	214.0
Collateralized loan obligations	35.5	—	—	(0.2)	35.3
Foreign government securities	12.7	—	—	(3.2)	9.5
Other securities(1)	132.2	(0.6)	0.9	(0.4)	132.1
Total fixed maturity securities	2,203.1	(1.1)	9.9	(114.5)	2,097.4
Short-term investments	0.1	—	—	—	0.1
Total AFS investments	$2,203.2	$(1.1)	$9.9	$(114.5)	$2,097.5
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company's equity securities recorded at fair value at December 31, 2025 and 2024 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At December 31, 2025
Equity securities at fair value
Industrial and miscellaneous	$81.7	$157.9
Other	14.8	26.1
Total equity securities at fair value	$96.5	$184.0

At December 31, 2024
Equity securities at fair value
Industrial and miscellaneous	$117.4	$215.1
Other	27.6	39.0
Total equity securities at fair value	$145.0	$254.1

The Company had Other invested assets totaling $96.5 million and $106.6 million (with an associated cost of $79.4 million and $90.9 million) at December 31, 2025 and 2024, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized gains and losses on the Company's Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company's fixed maturity securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$27.3	$27.3
Due after one year through five years	355.4	353.4
Due after five years through ten years	556.3	563.3
Due after ten years	90.3	89.3
Mortgage and asset-backed securities	1,002.5	1,007.4
Total	$2,031.8	$2,040.7
The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
Less than 12 months:	(dollars in millions)
Fixed maturity securities
U.S. Treasuries	$—	$—	—	$26.5	$(0.4)	8
States and municipalities	21.7	(0.2)	6	48.0	(0.9)	20
Corporate securities	96.9	(0.7)	32	182.3	(4.0)	47
Residential mortgage-backed securities	252.7	(0.9)	53	190.6	(3.2)	111
Asset-backed securities	32.4	(0.1)	15	51.5	(0.8)	25
Other securities	19.7	(0.2)	355	29.2	(0.2)	133
Total fixed maturity securities	423.4	(2.1)	461	528.1	(9.5)	344
Total less than 12 months	$423.4	$(2.1)	461	$528.1	$(9.5)	344

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$13.4	$(0.9)	2	$15.6	$(1.9)	2
States and municipalities	14.0	(0.6)	7	37.1	(3.9)	20
Corporate securities	175.3	(11.5)	91	430.0	(46.4)	219
Residential mortgage-backed securities	68.2	(1.5)	39	272.0	(42.2)	220
Commercial mortgage-backed securities	—	—	—	53.6	(4.2)	23
Asset-backed securities	—	—	—	42.0	(2.8)	27
Collateralized loan obligations	—	—	—	3.2	(0.2)	2
Foreign government securities	—	—	—	9.5	(3.2)	2
Other securities	7.3	(0.1)	143	2.5	(0.2)	20
Total fixed maturity securities	278.2	(14.6)	282	865.5	(105.0)	535
Total 12 months or greater	$278.2	$(14.6)	282	$865.5	$(105.0)	535
The Company had an allowance for CECL on AFS investments of $0.4 million and $1.1 million as of December 31, 2025 and 2024, respectively (see Note 6). Those fixed maturity securities whose total fair value was less than amortized cost at December 31, 2025 and December 31, 2024, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.

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
Net realized gains on investments and the change in unrealized gains (losses) on the Company's investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Decrease (Increase) Change in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI(1), before tax
	(in millions)
Year Ended December 31, 2025
Fixed maturity securities	$0.3	$(55.7)	$0.7	$113.8	$(54.7)	$113.8
Equity securities	61.6	(7.1)	—	(21.6)	32.9	—
Other invested assets	—	—	—	1.4	1.4	—
Total investments	$61.9	$(62.8)	$0.7	$93.6	$(20.4)	$113.8

Year Ended December 31, 2024
Fixed maturity securities	$0.3	$(10.7)	$1.6	$4.4	$(8.8)	$4.4
Equity securities	4.9	(2.5)	—	23.8	26.2	—
Other invested assets	—	—	—	6.7	6.7	—
Total investments	$5.2	$(13.2)	$1.6	$34.9	$24.1	$4.4

Year Ended December 31, 2023
Fixed maturity securities	$1.0	$(10.8)	$1.8	$66.9	$(8.0)	$66.9
Equity securities	0.2	(5.7)	—	32.5	27.0	—
Other invested assets	—	—	—	3.7	3.7	—
Total investments	$1.2	$(16.5)	$1.8	$103.1	$22.7	$66.9
(1) AOCI indicates Accumulated other comprehensive income or loss
Proceeds from sales of fixed maturity securities were $675.1 million, $342.8 million, and $558.0 million for years ended December 31, 2025, 2024, and 2023, respectively.
Net investment income was as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Fixed maturity securities	$96.9	$91.1	$92.3
Equity securities	6.4	6.8	6.8
Other invested assets	12.4	4.9	3.8
Short-term investments	0.2	1.5	2.6
Cash equivalents and restricted cash	4.5	6.8	4.7
Gross investment income	120.4	111.1	110.2
Investment expenses	(3.7)	(4.1)	(3.7)
Net investment income	$116.7	$107.0	$106.5
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of December 31, 2025 and 2024, securities having a fair value of $587.4 million and $630.9 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $170.0 million of securities on deposit as of both December 31, 2025 and 2024 (see Note 11).
Certain reinsurance contracts require funds owned by the Company to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at December 31, 2025 and 2024 was $3.1 million and $3.0 million, respectively.
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
The table below shows the changes in CECL on premiums receivable.

	Years Ended December 31,
	2025	2024
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$19.2	$17.9
Current period provision for CECL	22.0	23.9
Write-offs charged against the allowance	(8.7)	(13.8)
Recoveries collected	(9.9)	(8.8)
Ending balance of the allowance for CECL on premiums receivable	$22.6	$19.2

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
As of December 31, 2025, the Company established an aggregate allowance for CECL on investments in the amount of $0.4 million. For the Company’s investments in fixed maturity debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of December 31, 2025, the Company did not intend to sell any of its AFS investments in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS investments totaled $15.5 million and $15.7 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses as these amounts have been consistently received on a timely basis.
The table below shows the changes in the allowance for CECL on AFS investments.

	Years Ended December 31,
	2025	2024
	(in millions)
Beginning balance of CECL on AFS investments	$1.1	$2.7
Net change in CECL provision	—	0.4
Reductions in allowance from disposals	(0.7)	(2.0)
Ending balance of CECL on AFS investments	$0.4	$1.1

7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
	2025	2024
	(in millions)
Furniture and equipment	$0.8	$1.8
Leasehold improvements	0.4	0.5
Computers and software	41.5	46.2
Automobiles	—	0.4
Property and equipment, gross	42.7	48.9
Accumulated depreciation	(36.2)	(41.1)
Property and equipment, net	$6.5	$7.8
Depreciation expenses related to property and equipment for the years ended December 31, 2025, 2024, and 2023 were $3.6 million, $3.6 million, and $4.8 million, respectively. Capitalized costs associated with internally developed software were $2.6 million and $2.5 million during the years ended December 31, 2025 and 2024, respectively.
Cloud Computing Arrangements
Capitalized costs associated with cloud computing arrangements totaled $12.9 million and $17.3 million as of December 31, 2025 and 2024, respectively, which were comprised of service contract fees and implementation costs associated with hosting arrangements. Total amortization for hosting arrangements for the years ended December 31, 2025, 2024, and 2023 was $7.6 million, $13.1 million, and $16.7 million, respectively.
In 2023, the Company wrote-off $1.6 million of previously capitalized cloud computing costs associated with a policy management system as part of a continual evaluation of our ongoing technology initiatives, which is included in Other non-recurring expenses on the Company's Consolidated Statements of Comprehensive Income (Loss).
Lease Exit and Disposal Cost
In 2023, the Company recorded a non-recurring charge in connection with the early termination of the lease associated with its former corporate headquarters in Reno, Nevada. This charge included a one-time lease termination payment of $7.6 million, a write-off related to remaining leasehold improvements and furniture and equipment of $2.6 million, and estimated miscellaneous expenses associated with exiting the property of $0.2 million. The Company also recognized a lease termination gain pertaining to the elimination of the lease liability net of the ROU asset of $1.0 million. These amounts are included in Other non-recurring expenses on the Company's Consolidated Statements of Comprehensive Income (Loss). The decision to terminate this operating lease was undertaken as part of an ongoing review of the Company's future facility needs.

8. Income Taxes
The Company files a consolidated federal income tax return. The insurance subsidiaries pay premium taxes on premiums in lieu of some states' income or franchise taxes. Tax years 2020 through 2025 remain open and are available for examination by the Internal Revenue Service (IRS).
The One Big Beautiful Bill Act (OBBBA) was enacted into law on July 4, 2025. Among its provisions, the OBBBA provides for the immediate expensing of internally-developed software expenses, including those that had been previously been capitalized. While the enactment of OBBBA did not materially impact the Company's overall income tax expense, the provision for internally-developed software expenses lowered the Company's federal income tax by $8.5 million for the year ended December 31, 2025.
The Company's provision for income taxes consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Current tax expense:	(in millions)
Federal	$0.4	$23.1	$23.7
State	0.7	0.8	1.5
Total current tax expense	1.1	23.9	25.2
Total deferred federal tax expense	0.1	4.2	5.1
Income tax expense	$1.2	$28.1	$30.3
The differences in amounts and percentages between the statutory federal tax rate of 21% and the Company's effective tax rate on net income before income taxes as reflected in the Consolidated Statements of Comprehensive Income (Loss) were as follows:

	Years Ended December 31,
	2025		2024		2023
	(in millions)	(percent)	(in millions)	(percent)	(in millions)	(percent)
U.S. Federal statutory tax rate	$2.5	21.0%	$30.8	21.0%	$31.2	21.0%
State income tax expense, net of federal income tax effect(1)	0.5	4.3	0.6	0.4	1.1	0.8
Tax credits	(0.5)	(4.4)	(0.8)	(0.5)	(0.3)	(0.2)
Nontaxable or nondeductible items
Tax-advantaged investment income	(0.4)	(3.1)	(0.4)	(0.3)	(0.9)	(0.6)
LPT deferred gain amortization, LPT reserve adjustments and LPT contingent commission	(1.2)	(10.4)	(1.2)	(0.8)	(1.5)	(1.0)
IRC section 162(m), excessive employee remuneration	0.6	4.9	0.8	0.6	0.9	0.6
Pre-Privatization loss and LAE reserve adjustments, excluding LPT	(0.6)	(5.1)	(1.1)	(0.8)	(0.1)	—
Other	0.3	2.9	(0.6)	(0.4)	(0.1)	(0.2)
Effective tax rate	$1.2	10.1%	$28.1	19.2%	$30.3	20.4%
(1) Florida and Illinois make up the majority (greater than 50 percent) of the state income tax expense, net of federal income tax effect category.
The LPT Reserve Adjustments for the year ended December 31, 2024 and 2023 decreased net income by $1.7 million, and $0.9 million, respectively, but did not affect taxable income. The LPT Contingent Commission adjustments increased net income by $0.4 million and $0.3 million during 2024 and 2023, respectively, but did not increase taxable income.

The significant components of deferred income taxes, net, were as follows as of December 31:

	2025		2024
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Unrealized capital gains and losses, net	$—	$23.9	$—	$4.3
Deferred policy acquisition costs	—	12.2	—	12.7
Intangible assets	—	1.6	—	1.6
Loss reserve discounting for income tax reporting	35.2	—	31.4	—
Unearned premiums	15.2	—	15.8	—
Allowance for bad debt	4.9	—	4.2	—
Stock-based compensation	1.6	—	1.6	—
Accrued liabilities	3.5	—	4.2	—
Net operating loss carryforward	1.7	—	—	—
Operating leases	0.8	0.8	0.9	0.8
Other	1.9	12.0	9.3	9.7
Total	$64.8	$50.5	$67.4	$29.1
Deferred income tax asset, net	$14.3		$38.3
Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized. For the years ended December 31, 2025 and 2024, respectively, the Company did not record a deferred tax asset valuation allowance.
As of December 31, 2025, the Company had federal net operating loss (NOL) carryforwards of approximately $1.7 million. These NOL carryforwards arose with the non-insurance companies within the Company’s consolidated federal income tax return group and thus do not expire and may be carried forward indefinitely, subject to an annual limitation of 80% of future taxable income. The Company has determined that it expects to fully utilize these NOL carryforwards against future taxable income.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, in income taxes. For the years ended December 31, 2025, 2024, and 2023, respectively, the Company incurred no material interest and penalties. All of the total amount of gross unrecognized tax benefits, if recognized, would impact the Company's effective tax rate. The changes in the balances of gross unrecognized tax benefits were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Beginning balance of unrecognized tax benefits	$1.4	$0.6	$0.4
Increases resulting from prior period tax provisions	0.1	0.4	—
Decreases resulting from prior period tax provisions	(0.1)	—	—
Increases resulting from current period tax provisions	0.4	0.5	0.2
Decreases resulting from lapse of applicable statute of limitations	—	(0.1)	—
Ending balance of unrecognized tax benefits	$1.8	$1.4	$0.6
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

The amount by which estimated losses in the aggregate differ from those previously estimated for a specific time period is known as reserve development. Reserve strengthening is adverse when losses ultimately settle for more than the amount estimated or subsequent estimates indicate a basis for reserve increases on open claims, causing the previously estimated loss reserves to be deficient. Reserve development is favorable when estimates of ultimate losses indicate a decrease in established reserves, causing the previously estimated loss reserves to be redundant. Development and strengthening are reflected in the Company's operating results through adjustments to incurred losses and LAE during the period in which they are recognized.
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

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Unpaid losses and LAE at beginning of period	$1,808.2	$1,884.5	$1,960.7
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	412.4	428.4	445.4
Net unpaid losses and LAE at beginning of period	1,395.8	1,456.1	1,515.3
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	548.1	480.2	457.8
Prior years	39.6	(18.4)	(44.9)
Total net losses and LAE incurred during the period	587.7	461.8	412.9
Paid losses and LAE, net of reinsurance, related to:
Current year	127.6	127.1	111.7
Prior years	436.6	395.0	360.4
Total net paid losses and LAE during the period	564.2	522.1	472.1
Ending unpaid losses and LAE, net of reinsurance	1,419.3	1,395.8	1,456.1
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	386.5	412.4	428.4
Unpaid losses and LAE at end of period	$1,805.8	$1,808.2	$1,884.5
Total net losses and LAE included in the above table excludes the impact of the amortization of the Deferred Gain and LPT Reserve adjustments (See Note 10).
The change in incurred losses and LAE attributable to the current year for 2025, was due to a higher current accident year loss and LAE resulting from increased cumulative trauma (CT) claim frequency in California. As a result of this elevated loss activity, the Company increased its current accident year loss and LAE ratio to 72.0% from 64.0% in 2024.
In 2025, the Company's change in incurred losses and LAE attributable to the prior years included $39.6 million of net adverse prior accident year loss reserve development, which included $38.9 million of net reserve strengthening on the Company's voluntary business and $0.7 million of net unfavorable loss development on its assigned risk business. The net adverse prior year loss development recognized in 2025 was driven by the increased CT claim frequency in California and conservative modifications in our reserving approach across our complete book of business. The accident years most impacted by these factors are accident years 2023 and 2024.
In 2024, the Company's change in incurred losses and LAE attributable to the prior years included $18.4 million of net favorable prior accident year loss reserve development, which included $17.9 million of favorable loss reserve development on the Company's voluntary business and $0.5 million on its assigned risk business. The net favorable loss development recognized in 2024 was primarily the result of overall favorable loss experience, including decreasing medical paid loss trends in California, partially offset by unfavorable prior year loss experience in accident years 2023 and 2021 associated with certain large claims.
In 2023, the Company's change in incurred losses and LAE attributable to the prior years included $44.9 million of net favorable prior accident year loss reserve development, which included $44.6 million of favorable loss reserve development on the Company's voluntary business and $0.3 million on its assigned risk business. The net favorable loss development recognized in 2023 was primarily the result of decreasing medical paid loss trends in California related to accident years 2020 and prior, partially offset by reserve strengthening related to accident year 2021. The rapid economic rebound following the COVID-19 pandemic led to large premium and payroll increases related to accident year 2021 that were recognized through policy audits in subsequent years. In response, the Company strengthened its reserves for accident year 2021 to reflect the potential for higher losses arising from the higher than expected premium exposure.
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

IBNR loss reserves and the number of reported claims on an aggregated basis as of December 31, 2025 for each of the previous ten accident years.

	Incurred Losses and DCC, Net of Reinsurance
	Years Ended December 31,										As of December 31, 2025
Accident Year	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	20231)	2024(1)	2025	IBNR	Cumulative number of reported claims
	(in millions, except claims counts)
2016	$419.0	$414.6	$395.4	$375.0	$364.6	$354.8	$350.4	$347.1	$342.4	$334.9	$3.4	25,841
2017		412.4	391.3	358.3	337.9	329.8	326.9	322.5	315.8	308.1	9.0	25,140
2018			422.5	424.6	407.7	400.6	400.5	400.5	400.8	394.7	7.8	28,041
2019				422.4	435.7	448.5	448.8	443.9	441.7	427.7	17.4	33,083
2020					365.7	374.0	373.3	366.9	364.4	358.7	18.4	24,343
2021						339.2	339.0	348.9	359.4	359.4	18.6	23,140
2022							399.3	400.7	400.7	411.9	31.1	23,654
2023								421.4	433.3	474.7	60.9	24,347
2024									442.3	523.1	118.2	25,788
2025										509.8	245.7	20,216
Total										$4,103.0

	Cumulative Paid Losses and DCC, Net of Reinsurance
	Years Ended December 31,
Accident Year	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	20231)	2024(1)	2025
	(in millions)
2016	$65.6	$166.8	$227.7	$261.2	$278.3	$290.0	$298.1	$302.3	$309.2	$313.3
2017		63.5	160.2	215.7	243.7	260.0	269.5	277.1	283.5	287.6
2018			77.9	189.9	254.2	293.6	315.2	340.1	352.3	363.4
2019				88.8	212.6	285.2	325.8	354.4	374.5	386.4
2020					71.9	175.6	233.5	274.3	299.6	311.9
2021						66.1	166.8	231.2	277.5	306.0
2022							76.5	203.7	279.0	329.4
2023								92.5	240.7	334.2
2024									106.9	282.8
2025										108.6
Total										$3,023.6
All outstanding liabilities for unpaid losses and DCC prior to 2016, net of reinsurance										278.0
Total outstanding liabilities for unpaid losses and DCC, net of reinsurance										$1,357.4
(1)Data presented for these calendar years is required supplementary information, which is unaudited.
The following table represents a reconciliation of claims development to the aggregate carrying amount of the liability for unpaid losses and LAE:

December 31, 2025
(in millions)
Liabilities for unpaid losses and LAE, net of reinsurance	$1,357.4
Reinsurance recoverable, excluding CECL allowance, on unpaid losses	386.5
AO	61.9
Total liability for unpaid losses and LAE	$1,805.8
The following table presents the average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2025 and is presented as required supplementary information, which is unaudited:

Average Annual Percentage Payout of Claims by Age, Net of Reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
19.9%	30.2%	17.7%	10.7%	6.3%	4.2%	2.7%	2.0%	1.7%	1.2%

10. Reinsurance
The Company purchases reinsurance from third parties in the normal course of its business in order to manage its exposures. The Company's reinsurance coverage is provided on both a quota share and excess of loss basis.
The effects of reinsurance on the Company's written and earned premiums and on its losses and LAE incurred were as follows:

	Years Ended December 31,
	2025		2024		2023
	Written	Earned	Written	Earned	Written	Earned
	(in millions)
Direct premiums	$747.5	$759.3	$767.8	$747.8	$758.6	$719.9
Assumed premiums	8.6	8.6	8.5	8.5	9.1	9.1
Gross premiums	756.1	767.9	776.3	756.3	767.7	729.0
Ceded premiums	(6.0)	(6.0)	(6.8)	(6.8)	(7.1)	(7.1)
Net premiums	$750.1	$761.9	$769.5	$749.5	$760.6	$721.9
Ceded losses and LAE incurred	$4.1		$13.1		$17.0
Ceded losses and LAE incurred includes the amortization of the Deferred Gain, LPT Reserve Adjustments, and LPT Contingent Commission adjustments.
Excess of Loss Reinsurance
The Company purchases reinsurance annually to protect it against the costs of severe claims and certain catastrophic events in its workers' compensation business. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage, which includes a 10% co-participation share within each layer of coverage retained by the Company. The Company's reinsurance coverage for losses from a single occurrence or catastrophic event is $190.0 million ($171.0 million net of our co-participation) in excess of a $10.0 million retention; including a maximum any one life limit of $20.0 million, subject to certain exclusions. The current reinsurance program is effective July 1, 2025 through June 30, 2026. Prior reinsurance annual programs that ended on June 30, 2024 and 2023 did not include a co-participation share within each layer of coverage. This reinsurance coverage includes coverage for pandemics and acts of terrorism, excluding nuclear, biological, chemical, and radiological events. Any liability outside the coverage limits of the reinsurance program is retained by the Company.
LPT Agreement
Amounts recoverable from reinsurers on unpaid losses and LAE were $385.7 million and $411.5 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, $259.6 million and $277.1 million of those recoverables, respectively, were related to the LPT Agreement that was entered into in 1999 by the Fund and assumed by EICN. Under the LPT Agreement, substantially all of the Fund's losses and LAE on claims incurred prior to July 1, 1995 have been ceded to three unaffiliated reinsurers on a 100% quota share basis. Under the LPT Agreement, initially $1.5 billion in liabilities for the incurred but unpaid losses and LAE related to claims incurred prior to July 1, 1995, were reinsured for consideration of $775.0 million. The LPT Agreement provides coverage up to $2.0 billion. Through December 31, 2025, the Company had paid losses and LAE claims totaling $913.1 million related to the LPT Agreement.
The Company amortized $6.0 million, $5.2 million, and $6.9 million of the Deferred Gain for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, for the years ended December 31, 2024 and 2023, the Company recognized $0.4 million and $0.3 million of favorable LPT Contingent Commission adjustments, respectively (Note 2 –Reinsurance).
The Company received the final payment of the Contingent Commission associated with the LPT during 2024.
11. Financing Arrangements and Debt Obligations
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
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 1.25% and the Adjusted Term Secured Overnight

Financing Rate (SOFR) for a one-month tenor plus 1.75%, or (ii) an Adjusted Term SOFR Rate, defined as the applicable Adjusted Term SOFR Rate plus 1.75%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by AM Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Total interest paid and/or fees incurred pursuant to the Credit Agreement was $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of December 31, 2025, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
EHI incurred $0.2 million in debt issuance costs in connection with the Credit Agreement, which are being amortized over the three-year life in Interest and financing expenses on the Company's Consolidated Statements of Comprehensive Income (Loss). Advances can be repaid at any time without prepayment penalties or additional fees.
EHI had no borrowings under the Credit Agreement during the year ended December 31, 2025.
On January 21, 2026, AM Best reaffirmed its “A” (Excellent) financial strength ratings of the Company's insurance subsidiaries, originally upgraded in January 2025. Following the January 2025 upgrade, the Credit Agreement terms improved as follows: (i) the applicable margin with respect to SOFR loans was reduced from 1.75% to 1.50%; (ii) the applicable margin with respect to base rate loans was reduced from 0.75% to 0.50%; and (iii) the annual commitment fee on the unused portion of the facility was reduced from 0.35% to 0.30%.
FHLB
Each of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis.
On November 17, 2025, EICN obtained a $19.0 million advance from the FHLB at an interest rate of 3.84%, maturing on May 31, 2029. On December 19, 2025, EICN obtained an additional $16.0 million advance from the FHLB at an interest rate of 3.70%, maturing on December 21, 2026. On February 5, 2026, the terms of the $16.0 million advance were revised to an interest rate of 3.79%, maturing on May 31, 2029. These advances were assumed by EHI through an intercompany loan agreement and executed as part of the Company’s recently announced recapitalization plan. Interest incurred and paid on these borrowings during the year ended December 31, 2025 was $0.2 million.
During 2022, the Company's insurance subsidiaries, with the exception of CIC, received aggregate advances of $182.5 million under the FHLB Standard Credit Program. These advances could be repaid at any time without penalty and were collateralized by eligible investment securities. In 2023, the Company's insurance subsidiaries repaid all of its advances under the FHLB Standard Credit Program.
FHLB membership also allows the Company's insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). Throughout 2023, EAC, ECIC, and EPIC had $25.0 million, $35.0 million, and $10.0 million of Letter of Credit Agreements in effect, respectively. On October 9, 2024, EPIC amended its existing Letter of Credit Agreement to increase its capacity to $110.0 million. The Letter of Credit Agreements currently in effect expire on March 31, 2026, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew. The Letter of Credit Agreements may only be used to satisfy, in whole or in part, insurance deposit requirements with the State of California and are fully secured with eligible collateral at all times. The Letter of Credit Agreements are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both December 31, 2025 and 2024 letters of credit totaling $170.0 million were issued in lieu of securities on deposit with the State of California under these Letter of Credit Agreements.
As of December 31, 2025 and 2024, investment securities having a fair value of $468.6 million and $284.7 million, respectively, were on deposit with the FHLB by the Company's insurance subsidiaries. Of these amounts, approximately $221.5 million and $183.8 million, respectively, support the Letter of Credit Agreements and advances at each period, while the remaining invested assets are on deposit with FHLB as custodian.

12. Commitments and Contingencies
Leases
At December 31, 2025, the Company's operating leases have remaining terms of one to seven years, with options to extend up to five years with no termination provision. The Company's finance leases have an option to terminate after one year. As of February 28, 2025, the Company no longer had finance leases for automobiles.
Components of lease expense were as follows:

	Years Ended December 31,
	2025	2024
	(in millions)
Operating lease expense	$1.1	$1.1
Finance lease expense	—	0.1
Total lease expense	$1.1	$1.2
As of December 31, 2025, the weighted average remaining lease terms for operating leases were 5.9 years, and the associated weighted average discount rate was 4.5%.
Maturities of lease liabilities were as follows:

Year	Operating Leases	Finance Leases
	(in millions)
2026	$0.8	$—
2027	0.8	—
2028	0.8	—
2029	0.5	—
2030	1.6	—
Thereafter	—	—
Total lease payments	4.5	—
Less: imputed interest	(0.6)	—
Total	$3.9	$—
Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2025	2024
	(in millions)
Operating leases:
Operating lease right-of-use asset	$3.7	3.7
Operating lease liability	3.9	4.2
Finance leases:
Property and equipment, gross	—	0.4
Accumulated depreciation	—	(0.3)
Property and equipment, net	—	0.1
Other liabilities	$—	$0.1
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1.1	$1.1
Financing cash flows used for finance leases	—	0.1
Contingencies Surrounding Insurance Assessments
Each of the states where the Company's insurance subsidiaries are licensed to transact business require property and casualty insurers that underwrite business within the respective state to pay various insurance assessments. The Company accrues a liability for estimated insurance assessments as direct premiums are written, losses are recorded, or as other events occur, depending on the relevant laws and regulations of a particular state. The Company defers such costs to the extent they are associated with unearned premium and recognizes them as an expense as such premiums are earned. The Company had an accrued liability for guaranty fund assessments, second injury funds assessments, and other insurance assessments totaling $11.6 million and $12.2 million as of December 31, 2025 and 2024, respectively. These liabilities are generally expected to be paid over periods from less than one year to, in some instances, the duration of the outstanding claims, based on the individual state's laws and regulations. The Company also recorded an asset of $13.2 million and $11.2 million as of December 31, 2025 and 2024, respectively, for remitted estimated policy charges anticipated to be recouped from policyholders. This asset also includes state assessments that may be recovered through a reduction in future premium taxes. These assets are expected to be realized over one to ten year periods in accordance with their type and each individual state's laws and regulations.
Unfunded Investment Commitments
As of December 31, 2025 and 2024, the Company had unfunded commitments of $11.3 million and $15.6 million, respectively, to invest into private equity limited partnerships. See Note 4.
13. Stockholders' Equity
Stock Repurchase Programs
On July 26, 2023, the Board authorized a stock repurchase authorization for up to $50.0 million of repurchases of our common stock from July 31, 2023 through December 31, 2024 (the 2023 Program). On June 10, 2024, the Board authorized a $50.0 million addition to the 2023 Program, increasing our aggregate purchase authority to $100.0 million, and extended the repurchase authority pursuant to the 2023 Program through July 31, 2025. On April 30, 2025, the Board authorized the 2025 Program (the 2025 Program) for repurchases up to $125.0 million of our common stock from May 6, 2025 through December 31, 2026, unless otherwise extended, terminated or modified by the Board. The 2025 Program replaced the 2023 Program whose remaining repurchase authorization had been exhausted. On October 29, 2025, the Board authorized a $125.0 million addition to the 2025 Program, increasing the aggregate share repurchase authority to $250.0 million. The 2025 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, Rules 10b5-1 and 10b-18 of the Exchange Act, as amended. Through December 31, 2025, the Company has repurchased a total of 3,730,246 shares of common stock at an average price of $42.13 per share, including commissions, for a total of $157.2 million under the 2025 Program.
Since the Company's initial public offering in January 2007 through December 31, 2025, the Company has repurchased a total of 37,934,502 shares of common stock at an average cost per share of $24.54 through various stock repurchase programs, which is reported as treasury stock, at cost, on its Consolidated Balance Sheets.
The Inflation Reduction Act of 2022 added a new IRC section, Section 4501, that imposes a 1% excise tax on certain stock repurchases on publicly traded companies occurring after December 31, 2022. The Company's excise tax obligation was $1.8 million and $0.3 million at December 31, 2025 and 2024, respectively, which is included in treasury stock, on its Consolidated Balance Sheets.
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
As of December 31, 2025, the only stock based incentive awards outstanding under the Plan were RSUs and PSUs.
Compensation costs are recognized based on actual or expected performance, if applicable, net of any estimated forfeitures on a straight-line basis over the requisite employee service periods. Forfeiture rates are based on historical experience and are adjusted in subsequent periods for differences in actual forfeitures from those estimated. The Company’s forfeiture assumptions serve to reduce the unamortized grant date fair value of outstanding awards as well as the associated stock-based compensation expense. As awards are actually forfeited, the number of awards outstanding is reduced and the remaining unamortized grant date fair value is compared to assumed forfeiture levels. True-up adjustments are made as deemed necessary. For the years presented, the Company assumed a zero to 14% forfeiture rate on RSU and PSU awards. Net stock-based compensation expense recognized in the Company's Consolidated Statements of Comprehensive Income (Loss) was as follows:

	Years Ended December 31,
	2025	2024	2023
Stock-based compensation expense related to:	(in millions)
RSUs	3.4	3.2	3.5
PSUs	1.6	3.0	2.6
Total	5.0	6.2	6.1
Less: related tax benefit	1.1	1.3	1.3
Net stock-based compensation expense	$3.9	$4.9	$4.8
Stock Options
No stock options were granted and no stock options were outstanding or exercisable at each of the years ended December 31, 2025, 2024 and 2023.
Changes in outstanding stock options as of December 31, were as follows:

	Number of Stock Options	Weighted-Average Price	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2023	23,500	$27.72	0.2 years
Exercised	(23,500)	27.72
Stock options outstanding at December 31, 2023	—	—	0.0 years
The intrinsic value of stock options exercised was $0.4 million for the year ended December 31, 2023.
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
Changes in outstanding RSUs as of December 31, were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at January 1, 2023	257,313	$36.28
Granted	112,114	40.05
Forfeited	(27,447)	40.06
Vested	(111,158)	33.83
RSUs outstanding at December 31, 2023	230,822	38.84
Granted	89,783	45.33
Forfeited	(18,251)	42.16
Vested	(88,062)	38.59
RSUs outstanding at December 31, 2024	214,292	41.40
Granted	87,664	46.89
Forfeited	(29,611)	44.70
Vested	(88,534)	39.82
RSUs outstanding at December 31, 2025	183,811	44.25
Vested but unsettled RSUs at December 31, 2025	24,150	39.32

At December 31, 2025, the Company had yet to recognize $5.1 million of expense related to outstanding RSUs and expects to recognize the remaining expense on a straight-line basis over the next 39 months. The grant date fair value of RSUs vested and the intrinsic value of vested RSUs for the years ended December 31, were as follows:

	2025	2024	2023
	(in millions)
Grant date fair value of RSUs vested	$3.5	$3.4	$3.8
Intrinsic value of RSUs vested	4.2	4.0	4.4
The intrinsic value of outstanding RSUs was $7.9 million, $11.0 million, and $9.1 million at December 31, 2025, 2024, and 2023, respectively.
PSUs
The Company has awarded PSUs to certain employees of the Company as follows:

Date of Grant	Target Number Awarded	Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2023(1)	81,800	41.14	3.4
April 2023(1)	1,220	42.34	0.1
February 2024(1)	77,360	46.36	3.6
February 2025(1)	94,820	49.33	4.7
May 2025(1)	420	48.09	—
August 2025(1)	1,144	39.13	—
August 2025(1)	734	40.72	—
(1)The PSUs awarded have a performance period of three years. These PSU awards are subject to certain performance goals with payouts that range from 0% to 250% of the target awards. The values shown in the table represent the aggregate number of PSUs awarded at the target level.
At December 31, 2025, the Company had yet to recognize $4.8 million of expense related to the 2024 and 2025 PSU grants and expects to recognize the remaining expense associated with the 2024 PSU grants on a straight-line basis over the next 12 months and the 2025 PSU grants on a straight-line basis over the next 24 months. This is based on the expectation of the Company achieving a 100% of target rate for the 2024 and 2025 PSUs.
15. Statutory Matters
Statutory Financial Data
The combined capital stock, surplus, and net income of the Company's insurance subsidiaries (EICN, ECIC, EPIC, EAC, and CIC), prepared in accordance with the statutory accounting practices (SAP) of the National Association of Insurance Commissioners (NAIC) as well as SAP permitted by the states of California, Florida, Nevada, and New York were as follows:

	December 31,
	2025	2024
	(in millions)
Capital stock and unassigned surplus	$695.6	$776.7
Paid in capital	243.2	243.2
Total statutory surplus	$938.8	$1,019.9
Net income provided from the Company's insurance subsidiaries prepared in accordance with SAP was $30.9 million, $92.1 million, and $96.2 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
Treatment of the LPT Agreement, deferred policy acquisition costs, and fair value of financial instruments (see Notes 4 and 10) are the primary differences in the SAP-basis capital stock and total surplus of the insurance subsidiaries of $938.8 million and $1,019.9 million, and the GAAP-basis equity of the Company of $955.7 million and $1,068.7 million as of December 31, 2025 and 2024, respectively. Under SAP accounting, the retroactive reinsurance gain resulting from the LPT Agreement is recorded as a special component of surplus (special surplus funds) in the initial year of the contract, and not reported as unassigned surplus until the Company has recovered amounts in excess of the original consideration paid. The special surplus funds are also reduced by the amount of extraordinary dividends as approved by the Nevada Division of Insurance. Under SAP, changes to the estimated contingent profit commission under the LPT Agreement was reflected in commission expense through June 30, 2024 when the final payment was determined.
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
Nevada law limits the payment of cash dividends by EICN to its parent by providing that payments cannot be made except from available and accumulated surplus, otherwise unrestricted (unassigned), and derived from realized net operating profits and realized and unrealized capital gains. A stock dividend may be paid out of any available surplus. A cash or stock dividend prohibited by these restrictions may only be declared and distributed as an extraordinary dividend upon the prior approval of the Nevada Commissioner of Insurance (Nevada Commissioner). EICN may not pay such an extraordinary dividend or make an extraordinary distribution until the Nevada Commissioner either approves or does not disapprove the payment within 30 days after receiving notice of its declaration. An extraordinary dividend or distribution is defined by statute to include any dividend or distribution of cash or property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the lesser of: (a) 10% of EICN's statutory surplus as regards to policyholders at the preceding December 31; or (b) EICN's statutory net income, not including realized capital gains, for the 12-month period ending at the preceding December 31. As of December 31, 2025, EICN had positive unassigned surplus of $264.0 million. During 2025, EICN paid an ordinary dividend in the amount of $14.0 million to its parent company, EGI. As a result of that payment, EICN cannot pay any dividends through March 28, 2026, and can pay $10.8 million of dividends thereafter, without regulatory approval.
Under Florida law, without regulatory approval, EPIC and EAC may pay dividends if they do not exceed the greater of: the lesser of 10% of surplus or net income, not including realized capital gains, plus a 2-year carry forward; 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or, the lesser of 10% of surplus or net investment income plus a 3-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. During 2025, EAC paid an ordinary dividend in the amount of $23.6 million to its parent company, EGI. As a result of that payment, EAC cannot pay any dividends through July 22, 2026 and $20.9 million thereafter, without regulatory approval from the Florida Office of Insurance Regulation (FOIR). During 2025, EPIC paid an ordinary dividend in the amount of $23.9 million to its parent company, EGI. As a result of that payment, EPIC cannot pay any dividends through July 21, 2026 and can pay $20.3 million of dividends thereafter, without regulatory approval from the FOIR.
EPIC and EAC are subject to regulation by the Florida Department of Financial Services (FDFS). Florida statute Section 624.408 requires EPIC and EAC to maintain minimum capital and surplus of the greater of $4.0 million or 10% of total liabilities. Florida statutes require EPIC and EAC to maintain a ratio of written premiums, defined as 1.25 times written premiums, to surplus of no greater than 10-to-1 for gross written premiums and 4-to-1 for net written premiums. During the years ended December 31, 2025, 2024, and 2023, EPIC and EAC were in compliance with these statutes.
ECIC is subject to regulation by the California Department of Insurance (California DOI). Additionally, the California Insurance Holding Company System Regulatory Act limits the ability of ECIC to pay dividends to its parent. California law provides that, absent prior approval of the California Insurance Commissioner, dividends may only be declared from earned surplus. For purpose of this statute, earned surplus excludes amounts derived from net appreciation in the value of assets not yet realized, or derived from an exchange of assets, unless the assets received are currently realizable in cash. In addition, California law provides that the appropriate insurance regulatory authorities in the state of California must approve (or, within a 30-day notice period, not disapprove) any dividend that, together with all other such dividends paid during the preceding 12 months, exceeds the greater of: (i) 10% of the paying company's statutory surplus as regards to policyholders at the preceding December 31; or (ii) 100% of net income for the preceding year. During the years ended December 31, 2025, 2024, and 2023, ECIC was in compliance with these requirements.
During 2025, ECIC paid an ordinary dividend in the amount of $23.5 million to its parent company, EGI. As a result of that payment, ECIC cannot pay any dividends until March 19, 2026 and can pay $20.4 million thereafter without prior regulatory approval.
Under New York law, without regulatory approval, CIC may pay dividends if they do not exceed the lesser of 10% of surplus or 100% of net investment income for the previous year increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing 36 months prior to the declaration or distribution of the current dividend and ending 12 months prior thereto. The New York state law also provides that any distribution may only be paid out of earned surplus. During 2025, CIC paid an ordinary dividend in the amount of $5.9 million to its parent company, CSI. As a result of that payment, CIC cannot pay any dividends through September 22, 2026, and can pay $5.4 million of dividends thereafter, without regulatory approval.
Additionally, EICN, ECIC, EPIC, EAC, and CIC are required to comply with RBC requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating conditions. As of December 31, 2025, 2024, and 2023, EICN, ECIC, EPIC, EAC, and CIC each had total adjusted capital above all regulatory action levels.
16. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is comprised of unrealized gains (losses) on investments classified as available-for-sale, net of deferred taxes. The following table summarizes the components of Accumulated other comprehensive income (loss):

	Years Ended December 31,
	2025	2024
	(in millions)
Net unrealized gains (losses) on investments, before taxes	$9.3	$(104.5)
Deferred tax (expense) benefit on net unrealized losses	(2.0)	22.0
Total accumulated other comprehensive income (loss)	$7.3	$(82.5)
17. Employee Benefit and Retirement Plans
The Company maintains a 401(k) defined contribution plan covering all eligible Company employees (the Employers 401(k) Plan). Under the Employers 401(k) Plan, the Company's safe harbor matching consists of a 100% matching contribution on salary deferrals up to 3% of compensation and then a 50% matching contribution on salary deferrals from 3% to 5% of compensation. The Company's matching contribution to the Employers 401(k) Plan was $2.4 million, $2.5 million, and $2.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Years Ended December 31,
	2025	2024	2023
	(in millions, except share data)
Net income	$10.8	$118.6	$118.1
Weighted average number of shares outstanding–basic	23,386,329	25,050,605	26,368,801
Effect of dilutive securities:
Stock options	—	—	2,072
PSUs	93,341	86,920	110,342
RSUs	46,231	57,289	42,436
Dilutive potential shares	139,572	144,209	154,850
Weighted average number of shares outstanding–diluted	23,525,901	25,194,814	26,523,651
Diluted earnings per share excludes outstanding potential dilutive shares in periods where the inclusion of such securities would be anti-dilutive under the treasury stock methodology. Potential dilutive shares of 1,310, 20,518 and 22,395 for the years ended December 31, 2025, 2024 and 2023, respectively, were excluded from the Company's diluted earnings per share computations because they were anti-dilutive.

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
The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the CODM (the President and Chief Executive Officer) to make key decisions about resources to be allocated and to assesses its performance. Performance is determined based on multiple measures, including net income, the Company’s combined ratio and the Company’s adjusted stockholders' equity. Net income, which is reported on the Company's Consolidated Statements of Comprehensive Income (Loss), is a comprehensive measure used to determine the Company’s overall profitability. The combined ratio, which is a widely-used measure used in the property and casualty insurance industry, is used to determine whether the Company is generating an underwriting profit or loss. Adjusted stockholders' equity and adjusted book value per share, which are non-GAAP measures of financial strength and overall performance, serve as performance measures for PSUs and are defined in the footnotes to the tables below.
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

	Insurance Operations	Total
	(in millions)
Year Ended December 31, 2025
Gross premiums written	$756.1	$756.1
Net premiums written	750.1	750.1

Net premiums earned	761.9	761.9
Net investment income	116.7	116.7
Net realized and unrealized (losses) on investments	(20.4)	(20.4)
Other income	0.5	0.5
Total revenues	858.7	858.7

Losses and loss adjustment expenses	581.8	581.8
Commission expense	97.9	97.9
Compensation-related expenses(1)	98.7	98.7
Information technology expenses(1)	11.2	11.2
Professional fees(1)	20.3	20.3
Depreciation and amortization expenses(1)	14.2	14.2
Other underwriting expenses(1) (2)	8.8	8.8
AO and other expense allocations(3)	(39.0)	(39.0)
Premium taxes and assessments	28.8	28.8
Policyholder dividends	8.5	8.5
CECL related to premiums receivable	13.9	13.9
Interest and financing expenses	0.5	0.5
Other non-recurring expenses	1.1	1.1
Total expenses	846.7	846.7

Net income before income taxes	12.0	12.0
Income tax expense	1.2	1.2
Net income(4)	$10.8	$10.8

Combined ratio	110.9%	110.9%

Adjusted stockholder's equity:
Stockholders' equity	$955.7	$955.7
Deferred reinsurance gain - LPT Agreement	88.0	88.0
Accumulated other comprehensive (income), net of tax	(7.3)	(7.3)
Adjusted stockholder's equity(5)	$1,036.4	$1,036.4

Shares outstanding	20,342,135	20,342,135

Adjusted book value per share(6)	$50.95	$50.95

	Insurance Operations	Total
	(in millions)
Year Ended December 31, 2024
Gross premiums written	$776.3	$776.3
Net premiums written	769.5	769.5

Net premiums earned	749.5	749.5
Net investment income	107.0	107.0
Net realized and unrealized gains on investments	24.1	24.1
Other income	0.1	0.1
Total revenues	880.7	880.7

Losses and loss adjustment expenses	456.2	456.2
Commission expense	101.2	101.2
Compensation-related expenses(1)	108.9	108.9
Information technology expenses(1)	12.0	12.0
Professional fees(1)	19.3	19.3
Depreciation and amortization expenses(1)	16.7	16.7
Other underwriting expenses(1) (2)	9.4	9.4
AO and other expense allocations(3)	(48.0)	(48.0)
Premium taxes and assessments	29.5	29.5
Policyholder dividends	11.2	11.2
CECL related to premiums receivable	17.5	17.5
Interest and financing expenses	0.1	0.1
Total expenses	734.0	734.0

Net income before income taxes	146.7	146.7
Income tax expense	28.1	28.1
Net income(4)	$118.6	$118.6

Combined ratio	97.9%	97.9%

Adjusted stockholder's equity:
Stockholders' equity	$1,068.7	$1,068.7
Deferred reinsurance gain - LPT Agreement	94.0	94.0
Accumulated other comprehensive loss, net of tax	82.5	82.5
Adjusted stockholder's equity(5)	$1,245.2	$1,245.2

Shares outstanding	24,556,706	24,556,706

Adjusted book value per share(6)	$50.71	$50.71

	Insurance Operations	Total
	(in millions)
Year Ended December 31, 2023
Gross premiums written	$767.7	$767.7
Net premiums written	760.6	760.6

Net premiums earned	721.9	721.9
Net investment income	106.5	106.5
Net realized and unrealized gains on investments	22.7	22.7
Other (loss)	(0.2)	(0.2)
Total revenues	850.9	850.9

Losses and loss adjustment expenses	405.7	405.7
Commission expense	100.0	100.0
Compensation-related expenses(1)	109.2	109.2
Information technology expenses(1)	12.8	12.8
Professional fees(1)	22.1	22.1
Depreciation and amortization expenses(1)	21.5	21.5
Other underwriting expenses(1) (2)	12.6	12.6
AO and other expense allocations(3)	(46.5)	(46.5)
Premium taxes and assessments	27.9	27.9
Policyholder dividends	10.3	10.3
CECL related to premiums receivable	10.1	10.1
Interest and financing expenses	5.8	5.8
Other non-recurring expenses	11.0	11.0
Total expenses	702.5	702.5

Net income before income taxes	148.4	148.4
Income tax expense	30.3	30.3
Net income(4)	$118.1	$118.1

Combined ratio	95.0%	95.0%

Adjusted stockholder's equity:
Stockholders' equity	$1,013.9	$1,013.9
Deferred reinsurance gain - LPT Agreement	99.2	99.2
Accumulated other comprehensive loss, net of tax	86.0	86.0
Adjusted stockholder's equity(5)	$1,199.1	$1,199.1

Shares outstanding	25,369,753	25,369,753

Adjusted book value per share(6)	$47.26	$47.26
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
(5)Adjusted stockholders' equity is a non-GAAP measure and is defined as: Total stockholder's equity plus deferred reinsurance gain - LPT agreement less accumulated other comprehensive income (loss), net of tax.
(6)Adjusted book value per share is a non-GAAP measure calculated by dividing adjusted stockholder's equity by shares outstanding.

Entity-Wide Disclosures
The Company operates solely within the United States and does not have revenue from transactions with a single policyholder accounting for 10% or more of its revenues. Gross premiums written represent the past twelve consecutive months of the Company's new and renewal premiums including policy endorsements and final audit premiums. The Company's management focuses on gross premiums written to evaluate financial performance and ensure a comprehensive assessment of growth and stability. Additionally, the Company focuses on policies in-force as they represent policies available for renewal in the future. The following table shows our gross premiums written, number of policies in-force for each of our largest states and all other states combined, plus or minus our additional premiums, which includes final audit premium accruals, non-compliant surcharges, and assigned risk premiums as of December 31:

	2025		2024		2023
State	Gross Premiums Written	Policies In-force	Gross Premiums Written	Policies In-force	Gross Premiums Written	Policies In-force
	(dollars in millions)
California	$347.9	45,800	$348.3	44,540	$332.9	43,353
Florida	66.0	11,319	62.3	10,943	62.5	10,008
New York	40.7	8,217	39.5	7,938	36.5	7,603
Other (43 states and D.C.)	300.7	68,269	324.4	67,346	315.8	65,445
Total excluding adjustments	$755.3	133,605	$774.5	130,767	$747.7	126,409
Final audit premium accruals	(14.7)	—	(16.5)	—	3.6	—
Surcharges and assigned risk premiums	15.5	—	18.3	—	16.4	—
Total	$756.1	133,605	$776.3	130,767	$767.7	126,409
20. Subsequent Events
Pursuant to the Company's approved recapitalization plan, our insurance subsidiaries obtained advances totaling $70.0 million from the FHLB during the period commencing January 2, 2026 and concluding February 9, 2026. Also as part of the recapitalization plan, EHI executed a borrowing of $20.0 million under the provisions of the Credit Agreement on February 17, 2026, resulting in $125.0 million of third-party debt outstanding at EHI.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2025.
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
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each such term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Executive Officers of the Registrant
The following provides information regarding our executive officers as of February 26, 2026. No family relationships exist among our directors or executive officers.

Name	Age	Position
Katherine H. Antonello	61	President and Chief Executive Officer of EHI
Michael A. Pedraja	58	Executive Vice President, Chief Financial Officer of EHI
John M. Mutschink	53	Executive Vice President, Chief Administrative Officer of EHI
Christina M. Ozuna	56	Senior Vice President, Chief Claims Officer of EHI
Ann Marie Smith	55	Senior Vice President, Chief Actuarial and Underwriting Officer of EHI
Christopher C. Champlin	50	Senior Vice President, Sales Officer of EHI
Kelley F. Kage	41	Senior Vice President, Chief Information Officer of EHI
Katherine H. Antonello. Ms. Antonello has served as President and Chief Executive Officer of EHI since April 2021. She has also served as a director and Chief Executive Officer of all of the Company’s wholly-owned subsidiaries since April 2021 except for Elite Insurance Services, Inc. where she served as a director and Chief Executive Officer from March 2021 to December 2023 when it merged into EIG Services. Ms. Antonello joined the Company in August 2019 as Executive Vice President, Chief Actuary. Prior to joining the Company, she served as the Chief Actuary of NCCI from June 2013 to June 2019. Prior to that position, from July 2001 to June 2013, Ms. Antonello held various positions at Lumbermen's Underwriting Alliance and served as Vice President and Chief Actuary. Earlier in her career, she worked at Milliman & Robertson and Liberty National Life Insurance Company. She has also previously worked at NCCI as an Associate Actuary. Ms. Antonello holds a B.S. degree in Mathematics from Birmingham-Southern College. She is a Fellow of the Casualty Actuarial Society, a Fellow of the Society of Actuaries, and a Member of the American Academy of Actuaries. In addition, she served as Chair of the Board of Directors and President of the Casualty Actuarial Society and serves as an advisory board member of Kids Chance of America and a board member of The American Property Casualty Insurance Association.
Michael A. Pedraja. Mr. Pedraja has served as Executive Vice President, Finance and Chief Financial Officer of EHI since March 2025. Prior to that, he served as the Executive Vice President, Finance and Chief Financial Officer (Designate) from February 2025 to March 2025. He has also served as Treasurer of EHI and all of its subsidiary companies, as well as director for all of its subsidiary companies since March 2025. Before joining the Company, Mr. Pedraja served as Group Chief Financial Officer for Ariel Re, a global reinsurance underwriter and service provider from May 2021 to January 2025. From April 2019 to April 2021, Mr. Pedraja served as Senior Vice President and Treasurer of The Allstate Corporation. Prior to that, Mr. Pedraja worked as an investment banker for over 20 years focusing on the Insurance Industry at Aon Securities, Barclays and Credit Suisse. Mr. Pedraja began his career as a Certified Public Accountant for Coopers & Lybrand and earned his B.S. in Commerce from DePaul University.
John M. Mutschink. Mr. Mutschink has served as Executive Vice President, Chief Administrative Officer of EHI since August 2021. Previously, he served as Senior Vice President, Chief Human Resources Officer beginning in November 2019. He has served as a Director of CGI, CSI and CIC since July 2023 and of EAC and EPIC since December 2025. He has also served as the Acting Secretary of EHI and all of its subsidiaries since December 2025. Prior to joining the Company, he was Managing Director, HR at Maxim Integrated – an analog, mixed-signal semiconductor company. He worked at Maxim Integrated from July 2010 to October 2019. He has also held roles at several other technology companies, including Intuit, HP and Compaq. Mr. Mutschink holds a B.S. degree from Texas A&M University and a M.S. & Ph.D. from Kansas State University.
Christina M. Ozuna. Ms. Ozuna has served as Senior Vice President, Chief Claims Officer of EIG Services since October 2022. Prior to holding this position, she served as Vice President, Quality Assurance of EIG Services from April 2014 to October 2022, as the Vice President, Regional Claims of EICN from August 2006 to April 2014, and as Claims Manager of EICN from December 2003 to August 2006. She has also served as a Director of CIC since December 2025. Prior to joining the Company, Ms. Ozuna held other roles in the workers’ compensation industry, including as a managing director for a regional third-party administrator and as a director for a multinational, multi-line insurance carrier. She is a member of the Finance and Investment Committee for the California Insurance Guarantee Association and is the Chairperson of the Scholarship Committee for Kids’ Chance of Nevada. Ms. Ozuna attended the University of Nevada, Reno and holds a New York claims adjusting license.
Ann Marie Smith. Ms. Smith has served as Senior Vice President, Chief Actuarial and Underwriting Officer of EIG Services since March 2024. Previously, she served as Senior Vice President, Chief Underwriting Officer of EIG Services from April

2021 to March 2024 and Vice President, Actuarial Pricing from July 2020 to April 2021. She has served as a Director of EGI, EICN, ECIC, EPIC, EAC, CIC, and EIG Services since December 2023. Prior to joining the Company, she was an Actuarial Loss Modeling Manager at Allstate Dealer Services from March 2019 to July 2020 and was an independent actuarial consultant from June 2018 to June 2020. Earlier in her career, she worked at the National Council on Compensation Insurance (NCCI) for over 15 years. Ms. Smith holds a B.A. degree in Mathematics and a M.S. degree in Teaching Mathematics from Florida Atlantic University. She is a Fellow of the Casualty Actuary Society.
Christopher C. Champlin. Mr. Champlin has served as Senior Vice President, Sales & CX of EIG Services since November 2025. Previously, he served as VP, Digital Sales from November 2022 to November 2025 and has also held other progressively senior sales roles since November 2006. Prior to joining the Company, he worked at James G Parker Insurance Associates as a Sales and Marketing Manager from November 2000 to November 2006. Mr. Champlin holds a B.A. degree in Economics and Business from Westmont College.
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
Other Matters
The information required by Item 10 with respect to our Directors is included under the caption "Election of Directors" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
The information required by Item 10 with respect to the Audit, Finance and Investment Committee of our Board (AFI Committee) and AFI Committee financial expert is included under the caption "Board Committees" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is included under the captions "Equity and Other Compensation Grant Policies, Procedures and Requirements," "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation Discussion and Analysis" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Equity and Incentive Plan
The following table gives information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans as of December 31, 2025. We do not have any plans not approved by our stockholders. Our equity compensation plans are discussed further in Note 14 in the Notes to our Consolidated Financial Statements, which are included herein.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercised price of outstanding options, warrants, and rights(4)	(c) Number of securities remaining available for further issuance under compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
Stock options	—	$—	1,076,902
RSUs(2)	183,811		893,091
PSUs(3)	257,498		635,593
Equity compensation plans not approved by stockholders	—	—	—
Total	441,309	$—	635,593
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
The Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, shares of restricted stock, RSUs, PSUs, and other stock-based awards. As of December 31, 2025, the only stock based incentive awards outstanding under the Plan were RSUs and PSUs.
(2)RSUs are phantom (as opposed to actual) shares of common stock which, depending on the individual award, vest in equal tranches over one- to four-year periods, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date.
(3)PSUs are phantom (as opposed to actual) shares of common stock, which are subject to a performance period of two years followed by an additional one-year vesting period prior to 2023, and thereafter are subject to a performance period of three years, subject to the recipient maintaining a continuous relationship with the Company through the applicable vesting date. PSU awards are subject to certain performance goals with payouts that vary from 0% to 250% of the target awards. The values shown in the table above represent the aggregate number of PSUs based on the expectation of the Company achieving a 86% of target rate for the 2023 PSUs, a 100% of target rate for the 2024 PSUs, and a 100% of target rate for the 2025 PSUs.
(4)Holders of RSUs and PSUs are not entitled to voting rights, but are entitled to receive dividend equivalents for eligible awards, payable in cash, when and if, the underlying award vests and becomes payable. RSUs and PSUs do not require the payment of an exercise price; accordingly, there is no weighted average exercise price for these awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is included under the captions "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 with respect to the fees and services of Ernst & Young LLP, our independent registered public accounting firm, is included under the caption "Audit Matters" in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following consolidated financial statements are filed in Item 8 of Part II of this report:

Page
Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2025 and 2024	53
Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2025, 2024, and 2023	55
Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 2025, 2024, and 2023	56
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2025, 2024, and 2023	57
Notes to Consolidated Financial Statements	59

Financial Statement Schedules:
Schedule II. Condensed Financial Information of Registrant	96
Schedule VI. Supplemental Information Concerning Property-Casualty Insurance Operations	100

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, and V have been omitted as the information to be set forth therein is included in the notes to the audited consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Employers Holdings, Inc.

Condensed Balance Sheets

	December 31,
	2025	2024
Assets	(in millions, except share data)
Investments:
Investment in subsidiaries	$1,022.3	$1,006.7
Fixed maturity securities at fair value (amortized cost $5.3 at December 31, 2025 and $23.8 at December 31, 2024)	5.3	23.8
Equity securities at fair value (cost $0.5 at December 31, 2025 and $26.2 at December 31, 2024)	0.5	24.5
Total investments	1,028.1	1,055.0

Cash and cash equivalents	3.1	9.8
Accrued investment income	0.1	0.1
Intercompany receivable	0.4	0.3
Federal income taxes receivable	0.2	4.3
Deferred income taxes, net	1.0	2.0
Other assets	0.5	0.7
Total assets	$1,033.4	$1,072.2

Liabilities and stockholders' equity
Accounts payable and accrued expenses	$7.0	$2.8
Intercompany payable	—	0.7
Income tax payable	0.7	—
Notes payable	70.0	—
Total liabilities	77.7	3.5

Stockholders' equity:
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,276,637 and 58,184,861 shares issued and 20,342,135 and 24,556,706 shares outstanding at December 31, 2025 and 2024, respectively	0.6	0.6
Additional paid-in capital	427.8	424.2
Retained earnings	1,453.8	1,472.9
Accumulated other comprehensive loss, net of tax	7.3	(82.5)
Treasury stock, at cost (37,934,502 shares at December 31, 2025 and 33,628,155 shares at December 31, 2024)	(933.8)	(746.5)
Total stockholders' equity	955.7	1,068.7
Total liabilities and stockholders' equity	$1,033.4	$1,072.2

Employers Holdings, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2025	2024	2023
	(in millions, except per share data)
Revenues
Net investment income	$2.1	$3.1	$3.7
Net realized and unrealized gains on investments	1.1	0.3	1.2
Total revenues	3.2	3.4	4.9

Expenses
Underwriting expenses	9.8	10.0	12.1
Interest and financing expenses	0.5	0.1	0.4
Other non-recurring expenses	0.2	—	—
Total expenses	10.5	10.1	12.5

Loss before income taxes and equity in earnings of subsidiaries	(7.3)	(6.7)	(7.6)
Income tax benefit	(1.3)	(2.1)	(1.3)
Net loss before equity in earnings of subsidiaries	(6.0)	(4.6)	(6.3)
Equity in earnings of subsidiaries	16.8	123.2	124.4
Net income	$10.8	$118.6	$118.1

Earnings per common share:
Basic	$0.46	$4.73	$4.48
Diluted	$0.46	$4.71	$4.45

Cash dividends declared per common share and eligible equity plan awards	$1.26	$1.18	$1.10

Employers Holdings, Inc.

Condensed Statement of Cash Flows

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Operating activities
Net income	$10.8	$118.6	$118.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	74.2	(30.9)	(45.7)
Net realized and unrealized gains on investments	(1.1)	(0.3)	(1.2)
Stock-based compensation	5.0	6.3	6.2
Deferred income tax expense (benefit)	1.1	(0.1)	1.1
Change in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	(0.3)	(2.6)	(0.2)
Federal income taxes	4.8	(4.8)	(7.8)
Other assets	0.1	(0.3)	0.5
Intercompany payables and receivables	(0.8)	0.8	(0.9)
Net cash provided by operating activities	93.8	86.7	70.1

Investing activities
Purchases of fixed maturity securities	—	(26.7)	—
Purchases of short-term securities	—	—	(18.6)
Proceeds from sale of fixed maturity securities	18.4	4.2	6.6
Proceeds from sale of equity securities	25.2	—	10.0
Proceeds from maturities of short-term investments	—	—	39.3
Capital contributions to subsidiaries	—	—	(17.6)
Net cash provided by (used in) investing activities	43.6	(22.5)	19.7

Financing activities
Acquisition of common stock and excise tax payments	(182.8)	(42.6)	(76.1)
Cash transactions related to stock-based compensation	(1.4)	(1.8)	(1.0)
Dividends paid to stockholders	(29.9)	(30.3)	(29.7)
Borrowings from affiliate	70.0	—	—
Net cash used in financing activities	(144.1)	(74.7)	(106.8)

Net (decrease) increase in cash and cash equivalents	(6.7)	(10.5)	(17.0)
Cash and cash equivalents at the beginning of the period	9.8	20.3	37.3
Cash and cash equivalents at the end of the period	$3.1	$9.8	$20.3

Employers Holdings, Inc. and Subsidiaries
Notes to Condensed Financial Statements

December 31, 2025

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
Use of Estimates and Assumptions
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
3. Loans from Affiliate
On November 18, 2025, EICN loaned EHI a principal amount of $35.0 million at a fixed rate of 3.84%, with a maturity date of November 17, 2028, pursuant to the Intercompany Loan Agreement by and between EHI and EICN dated November 13, 2025 (the Loan Agreement). On December 10, 2025, EICN loaned EHI a principal amount of $15.0 million at a fixed rate of 3.84%, with a maturity date of December 8, 2028, pursuant to the Loan Agreement. On December 22, 2025, EICN loaned EHI a principal amount of $20.0 million at a fixed rate of 3.70%, with a maturity date of December 22, 2028, pursuant to the Loan Agreement. This Loan Agreement was executed as part of the Company's recently announced recapitalization plan. Interest incurred and paid on this loan during the year ended December 31, 2025 was $0.2 million.

Schedule VI. Supplemental Information Concerning Property - Casualty Insurance Operations

Employers Holdings, Inc. and Subsidiaries
Consolidated Supplemental Information Concerning Property and Casualty Insurance Operations

Year Ended	Deferred Policy Acquisition Costs	Reserves For Unpaid Losses And LAE	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Related to Current Years	Losses and LAE Related to Prior Years (including LPT Amortization and Adj)	Amortization of Deferred Policy Acquisition Costs	Paid Losses And LAE (including LPT Amortization and Adj)	Net Premiums Written
(in millions)
Insurance Operations
2025	57.1	1,805.8	391.9	761.9	116.7	548.1	33.6	123.2	558.2	750.1
2024	59.6	1,808.2	402.2	749.5	107.0	480.2	(24.0)	119.6	516.5	769.5
2023	55.6	1,884.5	379.7	721.9	106.5	457.8	(52.1)	113.8	464.9	760.6

Exhibits:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Employers Holdings, Inc.		10-K	001-33245	3.1	February 28, 2019
3.2	Amended and Restated Bylaws of Employers Holdings, Inc.		8-K	001-33245	3.1	May 22, 2023
4.1	Form of Common Stock Certificate		S-1/A	333-139092	4.1	January 18, 2007
4.2	Description of Capital Stock		10-K	001-33245	4.2	February 20, 2020
10.1	Quota Share Reinsurance Agreement, dated as of June 30, 1999, between State Industrial Insurance System of Nevada, D.B.A.: Employers Insurance Company of Nevada and the various Reinsurers as identified by the Interests and Liabilities Agreements attached thereto(1)		S-1/A	333-139092	10.1	January 18, 2007
10.2	Producer Agreement, dated as of May 1, 2005, between Employers Compensation Insurance Company and Automatic Data Processing Insurance Agency, Inc.(1)		S-1/A	333-139092	10.2	January 18, 2007
10.3	Form of Letter of Credit and Reimbursement Agreement		8-K	001-33245	10.4	March 15, 2018
10.4	Credit Agreement, dated as of May 28, 2024, by and among Employers Holdings, Inc., as Borrower, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender		8-K	001-33245	10.1	May 29, 2024
10.5	FHLB Form of Advances and Security Agreement		10-Q	001-33245	10.7	July 28, 2020
10.6	Amendment No. 4 to Irrevocable Standby Letter of Credit No. 2018-08 between EAC and FHLB, dated August 13, 2021		10-K	001-33245	10.1	February 24, 2022
10.7	Amendment No. 3 to Irrevocable Standby Letter of Credit No. 2018-09 between ECIC and FHLB, dated August 13, 2021		10-K	001-33245	10.2	February 24, 2022
10.8	Confirmation of Amendment No. 4 to Irrevocable Standby Letter of Credit No. 2018-10 between EPIC and FHLB, dated October 9, 2024		10-K	001-33245	10.1	February 28, 2025
*10.9	Employers Holdings, Inc. Key Executive Change in Control and Severance Plan		8-K	001-33245	10.1	August 3, 2021
*10.10	Employers Holdings, Inc. Amended and Restated Equity and Incentive Plan effective as of April 1, 2020		S-8 POS	333-168563	10.2	May 28, 2020
*10.11	Employers Holdings, Inc. Equity and Incentive Plan Form of Stock Option Agreement		10-Q	001-33245	10.3	April 30, 2015
*10.12	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement for Non-Employee Directors		10-Q	001-33245	10.1	August 7, 2009
*10.13	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	April 29, 2022
*10.14	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.2	April 29, 2022
*10.15	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	April 28, 2023
*10.16	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.2	April 28, 2023
*10.17	Employers Holdings, Inc. Form of Annual Cash Bonus Program Award Agreement		10-Q	001-33245	10.1	April 26, 2024

*10.18	Offer of Employment Letter dated October 7, 2024 from Employers Holdings, Inc. to Michael A. Pedraja		8-K	001-33245	10.1	October 9, 2024
*10.19	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement		10-Q	001-33245	10.1	May 2, 2025
*10.20	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement		10-Q	001-33245	10.2	May 2, 2025
*10.21	Employers Holdings, Inc. Annual Cash Bonus Program		10-Q	001-33245	10.3	May 2, 2025
19.1	Insider Trading Policy		10-K	001-33245	19.1	February 26, 2024
21.1	Subsidiaries of Employers Holdings, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael A. Pedraja Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael A. Pedraja Pursuant to Section 906	X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation		10-K	001-33245	97.1	February 26, 2024
101.INS
The following materials from Employers Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2025; (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (vi) Notes to consolidated financial statements tagged in summary and detail; (vii) Schedule II - Condensed Financial Information of Registrant (Parent Only); and (viii) Supplemental Information Concerning Property-Casualty Insurance Operations.
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2026	EMPLOYERS HOLDINGS, INC.

		By:	/s/ Matthew R. Pollak
Name: Matthew R. Pollak
Title: Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeanne L. Mockard	Chair of the Board	February 26, 2026
Jeanne L. Mockard

/s/ Katherine H. Antonello	President and Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2026
Katherine H. Antonello

/s/ Michael A. Pedraja	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Michael A. Pedraja

/s/ Matthew A. Pollak	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2026
Matthew A. Pollak

/s/ João (John) M. de Figueiredo	Director	February 26, 2026
João (John) M. de Figueiredo

/s/ Barbara A. Higgins	Director	February 26, 2026
Barbara A. Higgins

/s/ Michael J. McColgan	Director	February 26, 2026
Michael J. McColgan

/s/ Alex Perez-Tenessa	Director	February 26, 2026
Alex Perez-Tenessa

/s/ Marvin Pestcoe	Director	February 26, 2026
Marvin Pestcoe

/s/ Steven P. Sorenson	Director	February 26, 2026
Steven P. Sorenson