Form 10-Q
period 2026-03-31
Employers Holdings, Inc.
filed 2026-05-01
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2026, there were 18,242,921 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2026	December 31, 2025
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,045.8 at March 31, 2026 and $2,031.8 at December 31, 2025, less CECL allowance of $0.7 at March 31, 2026 and $0.4 at December 31, 2025)	$2,033.7	$2,040.7
Equity securities at fair value (cost $98.6 at March 31, 2026 and $96.5 at December 31, 2025)	183.3	184.0
Equity securities at cost	7.5	7.5
Other invested assets (cost $78.5 at March 31, 2026 and $79.4 at December 31, 2025)	95.8	96.5
Short-term investments at fair value (amortized cost $14.6 at March 31, 2026 and $10.1 at December 31, 2025)	14.6	10.1
Total investments	2,334.9	2,338.8
Cash and cash equivalents	153.1	159.8
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	15.0	15.5
Premiums receivable (less CECL allowance of $24.0 at March 31, 2026 and $22.6 at December 31, 2025)	337.4	335.4
Reinsurance recoverable for:
Paid losses	5.4	5.9
Unpaid losses (less CECL allowance of $0.8 at March 31, 2026 and $0.8 at December 31, 2025)	382.3	385.7
Deferred policy acquisition costs	57.1	57.1
Federal income taxes recoverable	15.0	16.1
Deferred income tax asset, net	18.8	14.3
Property and equipment, net	6.5	6.5
Operating lease right-of-use assets	3.6	3.7
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Cloud computing arrangements	13.6	12.9
Other assets	43.8	34.9
Total assets	$3,436.5	$3,436.6
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$1,802.5	$1,805.8
Unearned premiums	392.7	391.9
Commissions and premium taxes payable	55.2	59.9
Accounts payable and accrued expenses	19.3	23.4
Deferred reinsurance gain—LPT Agreement	86.8	88.0
Short-term debt	—	16.0
Operating lease liability	3.8	3.9
Non-cancellable obligations	6.4	7.7
Long-term debt	125.0	19.0
Other liabilities	78.3	65.3
Total liabilities	$2,570.0	$2,480.9
Commitments and contingencies (Notes 3 and 6)

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	March 31, 2026	December 31, 2025
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,343,299 and 58,276,637 shares issued and 18,596,468 and 20,342,135 shares outstanding at March 31, 2026 and December 31, 2025, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	428.5	427.8
Retained earnings	1,457.8	1,453.8
Accumulated other comprehensive (loss) income, net of tax	(9.0)	7.3
Treasury stock, at cost (39,746,831 shares at March 31, 2026 and 37,934,502 shares at December 31, 2025)	(1,011.4)	(933.8)
Total stockholders’ equity	866.5	955.7
Total liabilities and stockholders’ equity	$3,436.5	$3,436.6
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions, except per share data)
	Three Months Ended
	March 31,
	2026	2025
Revenues	(unaudited)
Net premiums earned	$180.9	$183.0
Net investment income	28.3	32.1
Net realized and unrealized losses on investments	(1.7)	(12.8)
Other income	0.1	0.3
Total revenues	207.6	202.6
Expenses
Losses and loss adjustment expenses	129.1	120.7
Commission expense	23.7	23.0
Underwriting expenses	40.9	42.9
Interest and financing expenses	1.1	0.1
Total expenses	194.8	186.7
Net income before income taxes	12.8	15.9
Income tax expense	2.6	3.1
Net income	$10.2	$12.8

Comprehensive (loss) income
Unrealized AFS investment (losses) gains arising during the period, net of tax benefit (expense) of $4.5 and $(5.7) for the three months ended March 31, 2026 and 2025, respectively	$(16.7)	$21.1
Reclassification adjustment for realized AFS investment losses in net income, net of tax benefit of $(0.1) and $(0.2) for the three months ended March 31, 2026 and 2025, respectively	0.4	0.7
Other comprehensive (loss) income, net of tax	(16.3)	21.8
Total comprehensive (loss) income	$(6.1)	$34.6

Earnings per common share (Note 13):
Basic	$0.53	$0.52
Diluted	$0.52	$0.52
Cash dividends declared per common share and eligible equity plan awards	$0.32	$0.30
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2026	58,276,637	$0.6	$427.8	$1,453.8	$7.3	$(933.8)	$955.7
Stock-based obligations	—	—	1.7	—	—	—	1.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	66,662	—	(1.0)	—	—	—	(1.0)
Acquisitions of common stock	—	—	—	—	—	(77.6)	(77.6)
Dividends declared	—	—	—	(6.2)	—	—	(6.2)
Net income for the period	—	—	—	10.2	—	—	10.2
Change in net unrealized losses on AFS investments, net of taxes of $4.4	—	—	—	—	(16.3)	—	(16.3)
Balance, March 31, 2026	58,343,299	$0.6	$428.5	$1,457.8	$(9.0)	$(1,011.4)	$866.5

Balance, January 1, 2025	58,184,861	$0.6	$424.2	$1,472.9	$(82.5)	$(746.5)	$1,068.7
Stock-based obligations	—	—	1.2	—	—	—	1.2
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	59,997	—	(1.3)	—	—	—	(1.3)
Acquisition of common stock	—	—	—	—	—	(20.3)	(20.3)
Dividends declared	—	—	—	(7.2)	—	—	(7.2)
Net income for the period	—	—	—	12.8	—	—	12.8
Change in net unrealized losses on AFS investments, net of taxes of $(5.9)	—	—	—	—	21.8	—	21.8
Balance, March 31, 2025	58,244,858	$0.6	$424.1	$1,478.5	$(60.7)	$(766.8)	$1,075.7
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Three Months Ended
	March 31,
	2026	2025
Operating activities	(unaudited)
Net income	$10.2	$12.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	0.9	0.8
Stock-based compensation	1.6	1.2
Amortization of cloud computing assets	2.1	2.6
Amortization of discounts and premiums on investments, net	(0.6)	(0.4)
Allowance for expected credit losses	1.4	0.6
Deferred income tax expense (benefit)	(0.1)	(2.5)
Net realized and unrealized losses on investments	1.7	12.8
Change in operating assets and liabilities:
Premiums receivable	(3.4)	(16.4)
Reinsurance recoverable on paid and unpaid losses	3.9	5.0
Cloud computing arrangements	(2.8)	(0.8)
Operating lease right-of-use assets	0.1	0.4
Current federal income taxes	1.1	8.5
Unpaid losses and loss adjustment expenses	(3.3)	(15.6)
Unearned premiums	0.8	25.8
Accounts payable, accrued expenses and other liabilities	(0.1)	(1.2)
Deferred reinsurance gain—LPT Agreement	(1.2)	(1.6)
Operating lease liabilities	(0.1)	(0.4)
Non-cancellable obligations	(1.3)	(2.0)
Other	(8.7)	(15.0)
Net cash provided by operating activities	2.2	14.6
Investing activities
Purchases of fixed maturity securities	(158.8)	(56.3)
Purchases of equity securities	(10.0)	(21.3)
Purchases of short-term investments	(11.0)	—
Purchases of other invested assets	(1.8)	(1.3)
Distributions from other invested assets	2.6	7.2
Proceeds from sale of fixed maturity securities	47.3	47.1
Proceeds from sale of equity securities	9.3	20.4
Proceeds from maturities and redemptions of fixed maturity securities	98.0	46.3
Proceeds from sales and maturities of short-term investments	6.5	0.1
Net change in unsettled investment purchases and sales	6.5	4.4
Capital expenditures and other	(0.9)	(0.5)
Net cash (used in) provided by investing activities	(12.3)	46.1
Financing activities
Acquisition of common stock and excise tax payments	(79.3)	(19.8)
Cash transactions related to stock-based compensation	(1.0)	(1.3)
Dividends paid to stockholders	(6.3)	(7.5)
Proceeds from FHLB advances	70.0	—
Proceeds from line of credit advances	20.0	—
Net cash provided by (used in) financing activities	3.4	(28.6)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6.7)	32.1
Cash, cash equivalents and restricted cash at the beginning of the period	160.0	68.5
Cash, cash equivalents and restricted cash at the end of the period	$153.3	$100.6

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	March 31, 2026	December 31, 2025
	(unaudited)
	(in millions)
Cash and cash equivalents	$153.1	$159.8
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$153.3	$160.0

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)
1. Basis of Presentation and Summary of Operations
Employers Holdings, Inc. (EHI) is a Nevada holding company. Through its wholly owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), Employers Assurance Company (EAC), and Cerity Insurance Company (CIC), EHI is engaged in the commercial property and casualty insurance industry, specializing in workers’ compensation products and related services. Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The LPT Agreement will remain in effect until, whichever of the following occurs first: (i) all claims under the covered policies have closed; (ii) the LPT Agreement is commuted or terminated, upon the mutual agreement of the parties; or (iii) the reinsurers’ aggregate maximum limit of liability is exhausted. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities and operations of the Fund, including the Fund’s rights and obligations associated with the LPT Agreement (See Note 9).
The Company accounts for the LPT Agreement as retroactive reinsurance. Upon entry into the LPT Agreement, an initial deferred reinsurance gain (the Deferred Gain) was recorded as a liability on the Company’s Consolidated Balance Sheets.
The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 (Exchange Act), as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position and results of operations for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements have been prepared consistent with the accounting policies described in the Company’s Form 10-K for the year ended December 31, 2025 (Annual Report).
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

2. New Accounting Standards
Recently Issued Accounting Standards
In December 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-11 Interim Reporting (Topic 270). The amendments in this update clarify the interim disclosure requirements under GAAP and the applicability of Topic 270, Interim Reporting. The amendments in this update provide a comprehensive list of interim disclosures currently required by GAAP and are intended to clarify existing requirements rather than expand or reduce them. The amendments also introduce a disclosure principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity, even if such disclosures are not specifically identified in Topic 270. In addition, the Update clarifies the scope of Topic 270, the types of interim reporting, and the form and content of interim financial statements prepared in accordance with GAAP. This update is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this standard when it becomes effective.
In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The amendments in this update eliminate all references to project stages and require capitalization of software costs when: (i) management authorizes and commits to funding the software project, and (ii) it is probable the software project will be completed and used as intended, known as the "probable-to-completion recognition threshold." Entities must consider whether there is significant uncertainty associated with the development activities of the software in determining if the threshold is met. To determine whether significant development uncertainty exists, the amendment considers the following: (i) whether uncertainties related to novel or unproven software functions or features, if identified, have been resolved through coding and testing, and (ii) whether the software’s required functions and performance criteria have been defined or are still being revised. In addition, the amendments in the update specify that property, plant and equipment disclosure requirements are required for capitalized internal-use software costs, regardless of financial statement presentation and also incorporate the recognition requirements for website-specific development costs. This update is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. The Company will adopt this standard when it becomes effective.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require further disaggregation of certain relevant costs and expenses into specified categories in disclosures within the footnotes to the financial statements at each interim and annual reporting period. Relevant expense captions required to be disclosed include the following, as applicable: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; (iv) intangible asset amortization; and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other depletion expenses). In addition, the amendments require a qualitative description of the amounts of other items remaining in relevant expense captions that are not separately disaggregated. In addition, a separate disclosure of the total amount of selling expenses should be presented and, in annual reporting periods, an entity's definition of selling expenses should be disclosed. This update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this standard when it becomes effective.
Recently Adopted Accounting Standards
None
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,231.6	$2,231.6	$2,234.8	$2,234.8
Cash and cash equivalents	153.1	153.1	159.8	159.8
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
Financial liabilities
Credit agreement (Note 10)	$20.0	$20.0	$—	$—
FHLB advances (Note 10)	105.0	104.5	35.0	35.0

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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of March 31, 2026 and December 31, 2025.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of March 31, 2026, the Company's insurance subsidiaries had aggregate Federal Home Loan Bank of San Francisco (FHLB) advances outstanding totaling $105.0 million, bearing fixed interest rates ranging from 3.74% to 3.87% and maturing between February 2029 and May 2029. The estimated fair value of FHLB advances is determined using a discounted cash flow methodology incorporating current FHLB advance rates for instruments of comparable remaining terms as of the measurement date. FHLB advances are classified as Level 2 within the fair value hierarchy as these advances are not actively traded.
As of March 31, 2026, the Company held $70.9 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$81.0	$—	$—	$80.1	$—
States and municipalities	—	145.7	—	—	159.9	—
Corporate securities	—	642.9	53.8	—	600.8	54.5
Residential mortgage-backed securities	—	768.4	2.9	—	799.9	3.0
Commercial mortgage-backed securities	—	29.3	—	—	28.9	—
Asset-backed securities	—	141.8	12.2	—	150.3	12.8
Collateralized loan obligations	—	2.5	—	—	12.5	—
Foreign government securities	—	—	2.0	—	—	2.0
Other securities	—	151.2	—	—	136.0	—
Total fixed maturity securities	$—	$1,962.8	$70.9	$—	$1,968.4	$72.3
Equity securities at fair value:
Industrial and miscellaneous	$156.8	$—	$—	$157.9	$—	$—
Other	26.5	—	—	26.1	—	—
Total equity securities at fair value	$183.3	$—	$—	$184.0	$—	$—
Short-term investments	$11.0	$3.6	$—	$—	$10.1	$—
Total investments at fair value	$194.3	$1,966.4	$70.9	$184.0	$1,978.5	$72.3

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Balance at the beginning of the period	$72.3	$65.6
Sales	(0.5)	(0.6)
Unrealized (losses) gains included in comprehensive income or loss	(0.9)	0.8
Balance at end of period	$70.9	$65.8
Financial Instruments Carried at Cost
Each of the Company's insurance subsidiaries are members of the FHLB. Members are required to purchase a designated amount of FHLB capital stock to maintain their membership in addition to maintaining collateral deposits that back any funds advanced and standby letters of credit issued (See Note 10). The Company’s investment in FHLB stock is recorded at cost, which approximates fair value, as purchases and sales of these securities are at par value with the issuer. FHLB stock is considered a restricted security and is periodically evaluated by the Company for impairment based on the estimated ultimate recovery of par value.
As of March 31, 2026, the Company had $20.0 million outstanding under its Credit Agreement (the Credit Agreement) with Wells Fargo Bank, National Association. Borrowings under the Credit Agreement bear interest at a variable rate based on Adjusted Term Secured Overnight Financing Rate (SOFR), which resets periodically to reflect current market conditions. As a result of the variable rate nature of this instrument, the carrying value approximates its estimated fair value as of March 31, 2026. The revolving credit facility is classified as Level 2 within the fair value hierarchy (See Note 10).

Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company periodically receives and recognizes as Net investment income on the Company’s Consolidated Statements of Comprehensive Income (Loss) distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments during the course of the fund term. As of March 31, 2026, the Company had unfunded commitments to these private equity limited partnerships totaling $9.9 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	March 31, 2026	December 31, 2025
	(in millions)
Cash equivalents carried at NAV	$94.7	$110.9
Other invested assets carried at NAV	95.8	96.5
4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At March 31, 2026
Fixed maturity securities
U.S. Treasuries	$81.3	$—	$0.6	$(0.9)	$81.0
States and municipalities	144.0	—	3.1	(1.4)	145.7
Corporate securities	706.1	—	7.5	(16.9)	696.7
Residential mortgage-backed securities	774.3	—	3.0	(6.0)	771.3
Commercial mortgage-backed securities	29.2	—	0.2	(0.1)	29.3
Asset-backed securities	153.1	—	1.3	(0.4)	154.0
Collateralized loan obligations	2.5	—	—	—	2.5
Foreign government securities	2.0	—	—	—	2.0
Other securities(1)	153.3	(0.7)	0.2	(1.6)	151.2
Total fixed maturity securities	$2,045.8	$(0.7)	$15.9	$(27.3)	$2,033.7
Short-term investments	14.6	—	—	—	14.6
Total AFS investments	$2,060.4	$(0.7)	$15.9	$(27.3)	$2,048.3

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At December 31, 2025
Fixed maturity securities
U.S. Treasuries	$80.0	$—	$1.0	$(0.9)	$80.1
States and municipalities	156.5	—	4.2	(0.8)	159.9
Corporate securities	654.8	—	12.7	(12.2)	655.3
Residential mortgage-backed securities	800.5	—	4.8	(2.4)	802.9
Commercial mortgage-backed securities	28.6	—	0.3	—	28.9
Asset-backed securities	160.9	—	2.3	(0.1)	163.1
Collateralized loan obligations	12.5	—	—	—	12.5
Foreign government securities	2.0	—	—	—	2.0
Other securities(1)	136.0	(0.4)	0.7	(0.3)	136.0
Total fixed maturity securities	$2,031.8	$(0.4)	$26.0	$(16.7)	$2,040.7
Short-term investments	10.1	—	—	—	10.1
Total AFS investments	$2,041.9	$(0.4)	$26.0	$(16.7)	$2,050.8
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company’s equity securities recorded at fair value at March 31, 2026 and December 31, 2025 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At March 31, 2026
Equity securities at fair value
Industrial and miscellaneous	$82.6	$156.8
Other	16.0	26.5
Total equity securities at fair value	$98.6	$183.3

At December 31, 2025
Equity securities at fair value
Industrial and miscellaneous	$81.7	$157.9
Other	14.8	26.1
Total equity securities at fair value	$96.5	$184.0
The Company had Other invested assets totaling $95.8 million and $96.5 million (with an associated cost of $78.5 million and $79.4 million) at March 31, 2026 and December 31, 2025, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized losses on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$20.9	$20.9
Due after one year through five years	381.7	375.7
Due after five years through ten years	604.5	602.8
Due after ten years	79.6	77.2
Mortgage and asset-backed securities	959.1	957.1
Total	$2,045.8	$2,033.7

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$35.4	$(0.3)	7	$—	$—	—
States and municipalities	30.5	(0.7)	10	21.7	(0.2)	6
Corporate securities	216.2	(3.7)	77	96.9	(0.7)	32
Residential mortgage-backed securities	386.0	(3.9)	109	252.7	(0.9)	53
Commercial mortgage-backed securities	11.4	(0.1)	9	—	—	—
Asset-backed securities	64.3	(0.4)	36	32.4	(0.1)	15
Other securities	92.4	(1.3)	629	19.7	(0.2)	355
Total fixed maturity securities	836.2	(10.4)	877	423.4	(2.1)	461
Total less than 12 months	$836.2	$(10.4)	877	$423.4	$(2.1)	461

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$9.8	$(0.6)	2	$13.4	$(0.9)	2
States and municipalities	11.1	(0.7)	6	14.0	(0.6)	7
Corporate securities	170.9	(13.2)	87	175.3	(11.5)	91
Residential mortgage-backed securities	57.3	(2.1)	29	68.2	(1.5)	39
Other securities	11.3	(0.3)	223	7.3	(0.1)	143
Total fixed maturity securities	260.4	(16.9)	347	278.2	(14.6)	282
Total 12 months or greater	$260.4	$(16.9)	347	$278.2	$(14.6)	282
As of March 31, 2026 and December 31, 2025, the Company had an allowance for current expected credit losses (CECL) on AFS investments of $0.7 million and $0.4 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at each of March 31, 2026 and December 31, 2025, were those in which the Company had no intent, need or requirement to sell at an amount less than their amortized cost.
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

Net realized gains on investments and the change in unrealized gains (losses) on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net (Increase) Decrease in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI (1), before tax
	(in millions)
Three Months Ended March 31, 2026
Fixed maturity securities	$0.5	$(0.7)	$(0.3)	$(20.7)	$(0.5)	$(20.7)
Equity securities	1.7	(0.2)	—	(2.8)	(1.3)	—
Other invested assets	—	—	—	0.1	0.1	—
Total investments	$2.2	$(0.9)	$(0.3)	$(23.4)	$(1.7)	$(20.7)

Three Months Ended March 31, 2025
Fixed maturity securities	$0.1	$(0.7)	$(0.3)	$27.7	$(0.9)	$27.7
Equity securities	0.7	(0.9)	—	(6.4)	(6.6)	—
Other invested assets	—	—	—	(5.3)	(5.3)	—
Total investments	$0.8	$(1.6)	$(0.3)	$16.0	$(12.8)	$27.7

(1)AOCI indicates Accumulated other comprehensive income or loss.
Proceeds from sales of fixed maturity securities were $47.3 million for the three months ended March 31, 2026 compared to $47.1 million for the three months ended March 31, 2025.
Net investment income was as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Fixed maturity securities	$25.4	$24.5
Equity securities	1.3	1.7
Other invested assets	0.8	6.2
Short-term investments	0.2	—
Cash equivalents and restricted cash	1.5	0.7
Gross investment income	29.2	33.1
Investment expenses	(0.9)	(1.0)
Net investment income	$28.3	$32.1
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of March 31, 2026 and December 31, 2025, securities having a fair value of $587.0 million and $587.4 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $170.0 million of securities on deposit as of both March 31, 2026 and December 31, 2025 (See Note 10).
Certain reinsurance contracts require funds owned by the Company to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at March 31, 2026 and December 31, 2025 was $3.0 million and $3.1 million, respectively.
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
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$22.6	$19.2
Current period provision for CECL	5.2	4.3
Write-offs charged against the allowance	(1.1)	(1.3)
Recoveries collected	(2.7)	(2.3)
Ending balance of the allowance for CECL on premiums receivable	$24.0	$19.9
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
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Beginning balance of the allowance for CECL on reinsurance recoverables	$0.8	$0.9
Current period provision for CECL	—	(0.1)
Ending balance of the allowance for CECL on reinsurance recoverables	$0.8	$0.8
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
As of March 31, 2026, the Company established an aggregate allowance for CECL on investments in the amount of $0.7 million. For the Company’s investments in fixed maturity debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.

As of March 31, 2026, the Company did not intend to sell any of its AFS investments in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS investments totaled $15.0 million at March 31, 2026 and is excluded from the estimate of credit losses as these amounts have been consistently received on a timely basis.
The table below shows the changes in the allowance for CECL on AFS investments.

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Beginning balance of CECL on AFS investments	$0.4	$1.1
Net change in CECL provision	0.5	0.3
Reductions in allowance from disposals	(0.2)	—
Ending balance of CECL on AFS investments	$0.7	$1.4
6. Property and Equipment
Property and equipment consists of the following:

	As of March 31,	As of December 31,
	2026	2025
	(in millions)
Furniture and equipment	$0.8	$0.8
Leasehold improvements	0.4	0.4
Computers and software	41.5	41.5
Property and equipment, gross	42.7	42.7
Accumulated depreciation	(36.2)	(36.2)
Property and equipment, net	$6.5	$6.5
Depreciation expenses related to property and equipment were $0.9 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. Capitalized costs associated with internally developed software were $0.8 million during the three months ended March 31, 2026 and $2.6 million during the year ended December 31, 2025.
Cloud Computing Arrangements
Capitalized costs associated with cloud computing arrangements totaled $13.6 million and $12.9 million, which were comprised of non-cancellable arrangements, service contract fees and implementation costs associated with hosting arrangements as of March 31, 2026 and December 31, 2025, respectively. Total amortization for these arrangements was $1.1 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively.
Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as both an Operating lease right-of-use (ROU) asset and an Operating lease liability on the Company’s Consolidated Balance Sheets. Finance leases for automobiles are presented as both Property and equipment and Other liabilities on the Company’s Consolidated Balance Sheets. As of March 31, 2025, the Company no longer had finance leases for automobiles. ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2026, the Company’s operating leases have remaining terms of one year to six years, with options to extend up to five years with no termination provision.

Components of lease expense were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Operating lease expense	$0.2	$0.3
Finance lease expense	—	—
Total lease expense	$0.2	$0.3
As of March 31, 2026, the weighted average remaining lease terms for operating leases were 5.7 years, and the associated weighted average discount rate was 4.5%.
Maturities of lease liabilities were as follows:

	As of March 31, 2026
	Operating Leases	Finance Leases
	(in millions)
2026	$0.6	$—
2027	0.8	—
2028	0.8	—
2029	0.6	—
2030	0.6	—
Thereafter	0.9	—
Total lease payments	4.3	—
Less: imputed interest	(0.5)	—
Total	$3.8	$—
Supplemental balance sheet information related to leases was as follows:

	As of March 31,	As of December 31,
	2026	2025
	(in millions)
Operating leases:
Operating lease right-of-use asset	$3.6	$3.7
Operating lease liability	3.8	3.9
Finance leases:
Property and equipment, gross	—	—
Accumulated depreciation	—	—
Property and equipment, net	—	—
Other liabilities	$—	$—
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.2	$0.3
Financing cash flows used for finance leases	—	—
7. Income Taxes
The Company's income tax expense was $2.6 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate was 20.3% and 19.5% for the three months ended March 31, 2026 and 2025, respectively. The effective rates during each of the periods presented deviate favorably from the statutory rate of 21.0% due to, in part, income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, and tax credits utilized.

The Company is subject to a 1% excise tax on net stock repurchases. The Company's cumulative excise tax obligation was $3.5 million and $2.8 million as of March 31, 2026 and December 31, 2025, respectively, which is included in Treasury stock on its Consolidated Balance Sheets.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Unpaid losses and LAE at beginning of period	$1,805.8	$1,808.2
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	386.5	412.4
Net unpaid losses and LAE at beginning of period	1,419.3	1,395.8
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	130.5	121.0
Prior years	(0.1)	1.3
Total net losses and LAE incurred during the period	130.4	122.3
Paid losses and LAE, net of reinsurance, related to:
Current year	6.4	8.0
Prior years	123.9	124.6
Total net paid losses and LAE during the period	130.3	132.6
Ending unpaid losses and LAE, net of reinsurance	1,419.4	1,385.5
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	383.1	407.1
Unpaid losses and LAE at end of period	$1,802.5	$1,792.6
Total net losses and LAE included in the above table exclude amortization of the Deferred Gain and LPT Reserve adjustments, when applicable, which totaled $1.2 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively (see Note 9).
The change in incurred losses and LAE attributable to prior years for the three months ended March 31, 2026 included $0.1 million of net favorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior years for the three months ended March 31, 2025 included $1.3 million of net unfavorable loss reserve development, including $0.6 million of unfavorable loss reserve development on the Company's assigned risk business. These determinations were made in light of: (i) a full actuarial study not being performed during the periods and (ii) the amount of indicated net prior year loss reserve development was consistent with our expectations.
9. LPT Agreement
The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999, for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The Deferred Gain associated with the LPT Agreement continues to be amortized using the recovery method over the life of the LPT Agreement. The amortization of the Deferred Gain and any adjustments to the Deferred Gain are recorded in losses and LAE incurred in the Company's Consolidated Statements of Comprehensive Income (Loss).
The Company amortized $1.2 million and $1.6 million of the Deferred Gain for the three months ended March 31, 2026 and 2025, respectively. The remaining Deferred Gain was $86.8 million and $88.0 million as of March 31, 2026 and December 31, 2025, respectively. The estimated remaining liabilities subject to the LPT Agreement were $255.9 million and $259.6 million as of March 31, 2026 and December 31, 2025, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $916.8 million and $913.1 million from inception through March 31, 2026 and December 31, 2025, respectively.

10. Financing Arrangements
Credit Agreement
On May 28, 2024, EHI entered into the Credit Agreement with Wells Fargo Bank, National Association, as both administrative agent and issuing lender. The Credit Agreement provides for a $25.0 million unsecured, three-year revolving credit facility and is guaranteed by certain of EHI’s wholly owned subsidiaries, Employers Group, Inc. (EGI) and Cerity Group, Inc. (CGI). Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries. Pursuant to the terms of the Credit Agreement, EHI has an option to request an increase of the credit available under the facility up to a maximum facility amount of $35.0 million, subject to the consent of the lender(s) and the satisfaction of certain conditions.
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 0.50% and the Adjusted Term SOFR for a one-month tenor plus 1.00%, or (ii) an Adjusted Term SOFR, defined as the applicable Adjusted Term SOFR, plus 1.50%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by AM Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and/or fees incurred pursuant to the Credit Agreement, as applicable, was $0.1 million for each of the three months ended March 31, 2026 and 2025.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of March 31, 2026, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
EHI incurred $0.2 million in debt issuance costs in connection with the Credit Agreement, which are being amortized over the three-year life in Interest and financing expenses on the Company's Consolidated Statements of Comprehensive Income (Loss). The annual commitment fee on the unused portion of the facility is 0.30%, for a maximum of $75,000.
On February 17, 2026, EHI borrowed $20.0 million under the Credit Agreement as part of the Company’s recapitalization plan. The advance bears interest at a rate of 5.50% based on the three-month Adjusted Term SOFR, with a reset date of May 18, 2026. As of March 31, 2026, $20.0 million was outstanding under the Credit Agreement. The outstanding balance is classified as long-term debt as the Credit Agreement does not expire until May 28, 2027. Advances can be repaid at any time without prepayment penalties or additional fees.
FHLB
Each of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. The following table summarizes the terms and maturities of the advances outstanding at March 31, 2026.

Date of Advance	Borrower	Amount	Interest Rate	Maturity Date
(in millions)
November 17, 2025	EICN	$19.0	3.84%	May 31, 2029
February 5, 2026(1)	EICN	16.0	3.79	May 31, 2029
January 2, 2026	ECIC	17.0	3.77	May 31, 2029
January 8, 2026	EAC	22.0	3.78	May 31, 2029
January 16, 2026	EPIC	28.0	3.87	May 31, 2029
February 5, 2026	CIC	3.0	3.74	February 5, 2029
	Total	$105.0
(1) On February 5, 2026, the terms of this advance were revised from an interest rate of 3.70% and a maturity date of December 21, 2026, to an interest rate of 3.79% and a maturity date of May 31, 2029.
These advances were assumed by EHI through intercompany loan agreements and executed as part of the Company’s recapitalization plan. Interest incurred and paid on these borrowings during the three months ended March 31, 2026 was $0.9 million.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). Letter of Credit Agreements issued must be fully secured with eligible collateral at all times and are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both March 31, 2026 and December 31, 2025, letters of credit totaling $170.0 million were issued in lieu of securities on deposit with the State of California under the Letter of Credit Agreements. The Letter of Credit Agreements currently in effect expire on March 31, 2027, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew.
As of March 31, 2026 and December 31, 2025, investment securities having a fair value of $446.0 million and $468.6 million, respectively, were on deposit with the FHLB by the Company’s insurance subsidiaries. Of these amounts, approximately $296.8 million and $221.5 million support the Letter of Credit Agreements and advances at each period, while the remaining invested assets are on deposit with FHLB as custodian.
11. Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive (loss) income:

	March 31, 2026	December 31, 2025
	(in millions)
Net unrealized (losses) gains on AFS investments, before taxes	$(11.4)	$9.3
Deferred tax benefit (expense) on net unrealized losses	2.4	(2.0)
Total accumulated other comprehensive (loss) income	$(9.0)	$7.3
12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2026
RSUs(1)	77,300	$39.71	$3.1
PSUs(2)	100,020	39.71	4.0
(1)These RSUs were awarded to certain employees of the Company and vest 25% on March 15, 2027 and each of the subsequent three anniversaries of that date.
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
As of March 31, 2026, the Company had 217,914 RSUs and 254,620 PSUs (based on the target achievement for the PSUs awarded) outstanding.
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

The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended
	March 31,
	2026	2025
	(in millions, except share data)
Net income	$10.2	$12.8
Weighted average number of shares outstanding—basic	19,359,261	24,398,610
Effect of dilutive securities:
PSUs	94,084	123,503
RSUs	52,482	84,459
Potential dilutive shares	146,566	207,962
Weighted average number of shares outstanding—diluted	19,505,827	24,606,572
14. Segment Reporting
The Company operates as a single reportable segment, Insurance Operations, providing workers' compensation insurance through its wholly owned subsidiaries. The segment represents the Company's traditional business offered through its agents, including business originated from its strategic partnerships and alliances, and its direct-to-customer business. Revenues for the Insurance Operations segment are generated primarily from earned workers' compensation premiums, investment income, and realized and unrealized gains (losses) on investments. The Company does not have intra-entity sales or transfers.
The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the CODM (the Company's President and Chief Executive Officer) to make key decisions about resources to be allocated and to assess its performance. Performance is determined based on multiple measures, including net income, the Company’s combined ratio, and the Company’s adjusted stockholders' equity. Net income, which is reported on the Company's Consolidated Statements of Comprehensive Income (Loss), is a comprehensive measure used to determine the Company’s overall profitability. The combined ratio, which is a widely-used measure used in the property and casualty insurance industry, is used to determine whether the Company is generating an underwriting profit or loss. Adjusted stockholders' equity, a non-GAAP measure of financial strength and overall performance, used as a performance measure for certain PSUs and is defined as: Total stockholders' equity plus Deferred reinsurance gain - LPT Agreement less Accumulated other comprehensive income (loss), net of tax.
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

	Insurance Operations	Total
	(in millions)
Three Months Ended March 31, 2026
Gross premiums written	$180.8	$180.8
Net premiums written	179.4	179.4

Net premiums earned	180.9	180.9
Net investment income	28.3	28.3
Net realized and unrealized losses on investments	(1.7)	(1.7)
Other income	0.1	0.1
Total revenues	207.6	207.6

Losses and loss adjustment expenses	129.1	129.1
Commission expense	23.7	23.7
Compensation-related expenses(1)	25.0	25.0
Information technology expenses(1)	2.7	2.7
Professional fees(1)	5.0	5.0
Depreciation and amortization expenses(1)	3.0	3.0
Other underwriting expenses(1)(2)	2.5	2.5
AO and other expense allocations(3)	(8.5)	(8.5)
Premium taxes and assessments	7.2	7.2
Policyholder dividends	1.0	1.0
CECL related to premiums receivable	3.0	3.0
Interest and financing expenses	1.1	1.1
Total expenses	194.8	194.8

Net income before income taxes	12.8	12.8
Income tax	2.6	2.6
Net income (4)	$10.2	$10.2

Combined ratio	107.1%	107.1%

Adjusted stockholders' equity:
Stockholders’ equity	$866.5	$866.5
Deferred reinsurance gain—LPT Agreement	86.8	86.8
Accumulated other comprehensive loss, net of tax	9.0	9.0
Adjusted stockholders' equity(5)	$962.3	$962.3

	Insurance Operations	Total
	(in millions)
Three Months Ended March 31, 2025
Gross premiums written	$212.1	$212.1
Net premiums written	210.3	210.3

Net premiums earned	183.0	183.0
Net investment income	32.1	32.1
Net realized and unrealized losses on investments	(12.8)	(12.8)
Other income	0.3	0.3
Total revenues	202.6	202.6

Losses and loss adjustment expenses	120.7	120.7
Commission expense	23.0	23.0
Compensation-related expenses(1)	27.6	27.6
Information technology expenses(1)	2.9	2.9
Professional fees(1)	4.7	4.7
Depreciation and amortization expenses(1)	3.4	3.4
Other underwriting expenses(1)(2)	2.3	2.3
AO and other expense allocations(3)	(10.5)	(10.5)
Premium taxes and assessments	7.5	7.5
Policyholder dividends	2.7	2.7
CECL related to premiums receivable	2.3	2.3
Interest and financing expenses	0.1	0.1
Total expenses	186.7	186.7

Net income before income taxes	15.9	15.9
Income tax expense	3.1	3.1
Net income(4)	$12.8	$12.8

Combined ratio	102.0%	102.0%

Adjusted stockholders' equity:
Stockholders’ equity	$1,075.7	$1,075.7
Deferred reinsurance gain—LPT Agreement	92.4	92.4
Accumulated other comprehensive loss, net of tax	60.7	60.7
Adjusted stockholders' equity(5)	$1,228.8	$1,228.8
(1)Certain underwriting expenses are shown prior to adjusting and other (AO) and other expense allocations.
(2)Other underwriting segment expenses include marketing and advertising, travel, corporate insurance, payment processing fees and other miscellaneous expenses.
(3)AO allocations consist of those underwriting expenses that relate to claims handling activities, which are allocated to loss adjustment expenses. Other allocations consist primarily of those underwriting expenses that relate to investing activities, which are allocated to net investment income, and nurse billing expenses that constitute defense and cost containment costs, which are allocated to loss adjustment expenses.
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

	March 31, 2026		March 31, 2025
State	Gross Premiums Written (TTM)	Policies In-force	Gross Premiums Written (TTM)	Policies In-force
	(dollars in millions)
California	$326.3	44,599	$356.0	45,779
Florida	61.0	11,198	64.1	11,221
New York	38.4	7,908	39.1	7,898
Other (43 states and D.C.)	283.6	66,616	321.6	68,223
Total excluding adjustments	$709.3	130,321	$780.8	133,121
Final audit premium accruals	(0.9)	—	(18.1)	—
Surcharges and assigned risk premiums	16.4	—	14.9	—
Total	$724.8	130,321	$777.6	133,121
15. Subsequent Event
On April 29, 2026 the Company's Board of Directors (the Board) authorized the 2026 Program (the 2026 Program) for repurchases up to $125.0 million of our common stock from May 4, 2026 through December 31, 2027, unless otherwise extended, terminated, or modified by the Board. The 2026 Program replaces a similar program that was scheduled to expire on December 31, 2026, but whose remaining repurchase authorization had been exhausted.
Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to "we," "us," "our," "the Company," or similar terms refer to EHI, together with its subsidiaries. In this Quarterly Report on Form 10-Q, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, economic or market conditions, including current or future levels of inflation, potential implications of increased tariffs, changes in interest rates, labor market expectations, catastrophic events or geo-political conditions, legislative or regulatory actions or court decisions, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company’s future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company’s public filings with the SEC, including the risks detailed in the Company's Annual Reports on Form 10-K and in the Company's subsequent Quarterly Reports on Form 10-Q. Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

General
We are a Nevada holding company with insurance subsidiaries that are specialty providers of workers’ compensation insurance and related services. Workers’ compensation insurance is provided under a statutory system wherein most employers are required to provide coverage for their employees’ medical, disability, vocational rehabilitation, and/or death benefit costs for work-related injuries or illnesses.
We provide workers’ compensation insurance throughout most of the United States, with a concentration in California, where 46% of our trailing twelve month gross written premiums, excluding adjustments, are generated. In February 2026, we launched a new excess workers’ compensation product that will be offered to self-insured enterprises in several jurisdictions across the United States. Our revenues primarily consist of net premiums earned, net investment income, and net realized and unrealized gains and losses on investments.
The insurance industry is highly competitive based on price and quality of services. We compete with other specialty workers’ compensation carriers, state agencies, multi-line insurance companies, professional employer organizations, self-insurance funds, and state insurance pools.
For guaranteed cost workers’ compensation, we believe we can price our policies at levels that are competitive and profitable over the long term given our expertise in underwriting and claims handling and our decades of data and experience. We target small to mid-sized businesses, as we believe this market is traditionally characterized by higher profitability and longer retention. Our distribution strategy consists of establishing and maintaining strong, long-term relationships with traditional and specialty insurance agencies, developing alternative distribution channels, and offering direct-to-consumer workers’ compensation through our website.
For excess workers’ compensation, our approach is to deliver a flexible, data-driven solution that goes beyond traditional excess coverage by incorporating value-added services. We believe these services including improved organizational performance and reduced long-term loss costs will serve as a key competitive advantage in the self-insured market, differentiating us from carriers that offer coverage alone.
We believe we have a cost-effective and scalable information technology infrastructure that complements our geographic reach and business model. We continue to invest in technology to automate business processes and further develop our data analytics and artificial intelligence capabilities, which we believe will enable us to reduce our operating costs over the long-term and support our future needs. We believe our technology is a strategic advantage that saves our distribution partners and policyholders considerable time and maintains our competitiveness in our target markets.
We continue to execute ongoing business initiatives focused on achieving process excellence and efficiency, as well as delivering self-service options to policyholders, agents, and injured workers. We are also actively pursuing strategies to diversify our risk exposure across geographies and economic sectors, expand our risk appetite, and broaden our product offerings.
Overview
Summary Financial Results
Our net income was $10.2 million for the three months ended March 31, 2026, compared to $12.8 million for the corresponding period of 2025. The key factors that affected our financial performance during the three months ended March 31, 2026, compared to the same period of 2025, included:
•Gross premiums written decreased 14.8%;
•Net premiums earned decreased 1.1%;
•Net investment income decreased 11.8%;
•Net realized and unrealized losses on investments of $1.7 million compared to $12.8 million;
•Losses and LAE increased 7.0%;
•Commission expense increased 3.0%;
•Underwriting expenses decreased 4.7%; and
•Underwriting loss of $12.8 million compared to $3.6 million.
Three Months Ended March 31, 2026
Our 2026 underwriting results reflect lower net premiums earned and higher losses and LAE expenses, combined with a slight increase in commission expense, partially offset by a reduction in underwriting expenses. Our investment results were impacted by lower returns from our investments in private equity limited partnerships and net realized and unrealized losses on investments.

Three Months Ended March 31, 2025
Our 2025 underwriting results reflect lower net premiums earned and higher losses and LAE expenses offset by reductions in commission and underwriting expenses. Our investment results benefited from strong net investment income partially offset by net realized and unrealized losses.
Our consolidated financial results of operations for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Gross premiums written	$180.8	$212.1
Net premiums written	$179.4	$210.3

Net premiums earned	$180.9	$183.0
Net investment income	28.3	32.1
Net realized and unrealized losses on investments	(1.7)	(12.8)
Other income	0.1	0.3
Total revenues	207.6	202.6

Underwriting expenses:
Losses and LAE	129.1	120.7
Commission expense	23.7	23.0
Underwriting expenses	40.9	42.9
Non-underwriting expenses:
Interest and financing expenses	1.1	0.1
Total expenses	194.8	186.7

Net income before income taxes	12.8	15.9
Income tax expense	2.6	3.1
Net income	$10.2	$12.8

I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned. Our underwriting results for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Gross premiums written	$180.8	$212.1
Net premiums written	$179.4	$210.3

Net premiums earned	$180.9	$183.0

Losses and LAE	129.1	120.7
Commission expense	23.7	23.0
Underwriting expenses	40.9	42.9
Total underwriting expenses	193.7	186.6
Underwriting loss	$(12.8)	$(3.6)
Total impact of the LPT	(1.2)	(1.6)
Underwriting loss excluding LPT(1)	$(14.0)	$(5.2)

Loss and LAE ratio	71.4%	66.0%
Commission expense ratio	13.1	12.6
Underwriting expense ratio	22.6	23.4
Combined ratio	107.1%	102.0%
Total impact of the LPT	0.6%	0.8%
Combined ratio excluding LPT(1)	107.7%	102.8%
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
Gross Premiums Written
Gross premiums written were $180.8 million for the three months ended March 31, 2026, compared to $212.1 million for the corresponding period of 2025. For the three months ended March 31, 2026, the decrease in gross premiums written was largely driven by declines in both new and renewal business premiums driven predominately by our pricing and underwriting actions taken in 2025 to return to historical underwriting margins. Total in-force policies at March 31, 2026 were 130,321 compared to 133,121 in-force policies at March 31, 2025.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the periods presented, the reinsurance premiums ceded related to our annual reinsurance program as further described herein.
Net premiums written were $179.4 million for the three months ended March 31, 2026, compared to $210.3 million for the corresponding period of 2025. Reinsurance premiums ceded were $1.4 million for the three months ended March 31, 2026, compared to $1.8 million for the corresponding period of 2025.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net premiums earned were $180.9 million for the three months ended March 31, 2026, compared to $183.0 million for the corresponding period of 2025.

Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Three Months Ended
	March 31,
	2026	2025
Loss and LAE ratio excluding LPT	72.0%	66.8%
Loss and LAE ratio - LPT	(0.6)	(0.8)
Commission expense ratio	13.1	12.6
Underwriting expense ratio	22.6	23.4
Combined ratio	107.1%	102.0%
Combined ratio excluding LPT	107.7%	102.8%
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

	Three Months Ended
	March 31,
	2026	2025
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$130.4	$121.0
Prior accident year (favorable) adverse loss reserve development, net	(0.1)	1.3
Impact of LPT	(1.2)	(1.6)
Calendar year losses and LAE	$129.1	$120.7

Current accident year loss and LAE ratio - excluding LPT	72.1%	66.1%
Calendar year loss and LAE ratio - excluding LPT	72.0%	66.8%
Calendar year loss and LAE ratio	71.4%	66.0%
The increase in our calendar year losses and LAE during the three months ended March 31, 2026, as compared to the same period of 2025, was primarily due to a higher current accident year loss and LAE estimate due to increased cumulative trauma (CT) claim frequency in California. Prior accident year favorable loss reserve development totaled $0.1 million on our assigned risk business during the three months ended March 31, 2026. Prior accident year unfavorable loss reserve development totaled $1.3 million during the three months ended March 31, 2025, which included $0.6 million of net unfavorable loss reserve development on our assigned risk business.
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Amortization of the Deferred Gain - losses	$1.2	$1.6
Total impact of the LPT	$1.2	$1.6
Commission Expense
Commission expense includes direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as agency incentive payments, other marketing costs, and fees.
Our commission expense ratio was 13.1% for the three months ended March 31, 2026, compared to 12.6% for the corresponding period of 2025, and our commission expense was $23.7 million for the three months ended March 31, 2026, compared to $23.0 million for the corresponding period of 2025. The increase in our commission expense ratio and our commission expense for the three months ended March 31, 2026 was primarily driven by a release of commissions payable associated with non-performing policies sent to collections totaling $1.4 million that was recognized in the first quarter of 2025.
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
Our underwriting expense ratio was 22.6% for the three months ended March 31, 2026, compared to 23.4% for the corresponding period of 2025, and our underwriting expenses were $40.9 million for the three months ended March 31, 2026, compared to $42.9 million for the corresponding period of 2025. The decrease in our underwriting expense ratio for the three months ended March 31, 2026 was driven by our disciplined focus on expense reduction and our underwriting decisions to reduce policyholder dividends.

The decrease in underwriting expenses for the three months ended March 31, 2026 was primarily the result of lower compensation-related expenses of $2.6 million and policyholder dividends of $1.7 million. These decreases were partially offset by lower internal AO and other expense allocations of $2.0 million, each compared to the same period of 2025.
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
Net investment income decreased 11.8% during the three months ended March 31, 2026, compared to the same period of 2025. The decrease for the three months ended March 31, 2026 was primarily attributable to reduced distributions from our investments in private equity limited partnerships, which were elevated in the prior period, partially offset by higher yields on fixed maturity securities resulting from our investment rebalancing activity in 2025.
Realized and unrealized gains and losses on our investments are reported separately from our net investment income. Realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for adverse changes in our CECL allowance or when securities are written down because of an other-than-temporary impairment. Changes in the fair value of equity securities and other invested assets are also included in Net realized and unrealized losses on investments on our Consolidated Statements of Comprehensive Income (Loss).
Net realized and unrealized losses on investments were $1.7 million for the three months ended March 31, 2026, compared to $12.8 million for the corresponding period of 2025. The net realized and unrealized losses on investments for the three months ended March 31, 2026 and 2025 included $1.2 million and $11.9 million of net realized and unrealized losses on equity securities and other investments, respectively, and $0.5 million and $0.9 million of net realized losses on fixed maturity securities, respectively.
The net investment losses on our equity securities during the three months ended March 31, 2026 were largely consistent with the performance of the U.S. equity markets. The net investment gains on our other investments during the three months ended March 31, 2026 resulted from an increase in the underlying value of the private equity limited partnership interests we own. The net realized investment losses on our fixed maturity securities during the three months ended March 31, 2026 included a $0.3 million increase in our allowance for CECL.
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
Interest and Financing Expenses
Interest and financing expenses include fees and interest associated with borrowings under the credit facility and advances and other credit arrangements with the Federal Home Loan Bank of San Francisco (FHLB).
Interest and financing expenses were $1.1 million for the three months ended March 31, 2026, compared to $0.1 million for the corresponding period of 2025. The increase for the three months ended March 31, 2026, resulted primarily from interest expense associated with our various advances with the FHLB.
Income Tax Expense
Income tax expense was $2.6 million for the three months ended March 31, 2026, compared to $3.1 million for the corresponding period of 2025. The effective tax rate was 20.3% for the three months ended March 31, 2026, compared to 19.5% for the corresponding period of 2025. The effective rates during each of the periods presented deviate favorably from the statutory rate of 21.0% due to, in part, income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, and tax credits utilized.

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
EHI Liquidity
EHI is a holding company and its ability to fund its operations is contingent upon its existing capital, the ability of its subsidiaries to pay it dividends, and the availability of loan capacity through its intercompany loan agreements with its insurance subsidiaries and credit facility. Any payments of dividends by our insurance subsidiaries are restricted by state insurance laws and regulations, including laws establishing minimum solvency and liquidity thresholds. EHI requires cash to pay dividends to its stockholders, repurchase its common stock, provide additional surplus to its insurance subsidiaries, and fund its operating expenses.
EHI's insurance subsidiaries’ ability to pay dividends and distributions is based on their reported capital, surplus, and dividends paid within the prior twelve months.
During the first quarter of 2026, EICN made a $10.8 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, EICN cannot pay dividends for the remainder of 2026 without prior regulatory approval.
During the first quarter of 2026, ECIC made a $20.4 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, ECIC cannot pay dividends for the remainder of 2026 without prior regulatory approval.
Total cash and investments at the holding company were $42.3 million at March 31, 2026, consisting of $37.9 million of cash and cash equivalents, $3.9 million of fixed maturity securities, and $0.5 million of equity securities.
In November 2025, EHI entered into two three-year intercompany loan agreements with its insurance subsidiaries: one with EICN (the "EICN Agreement") and one jointly with EAC, ECIC, EPIC, and CIC (the "Omnibus Agreement"). Together, the agreements provide approximately $200.0 million of lending capacity, with individual advances bearing interest at the prevailing rate published by the FHLB for advances of comparable duration. As of March 31, 2026, $140.0 million is outstanding under these intercompany loan agreements.
On May 28, 2024, EHI entered into a Credit Agreement (the Credit Agreement) which provides for a $25.0 million, unsecured, three-year revolving credit facility and is guaranteed by EGI and CGI. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries. Pursuant to the terms of the Credit Agreement, EHI has an option to request an increase of the credit available under the facility up to a maximum facility amount of $35.0 million, subject to the consent of the lender(s) and the satisfaction of certain conditions.
The interest rates applicable to loans under the Credit Agreement are generally based on, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 0.50% and the Adjusted Term SOFR for a one-month tenor plus 1.00%, or (ii) an Adjusted Term SOFR, defined as the applicable Adjusted Term SOFR plus 1.50%. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries. Interest paid and/or fees incurred pursuant to the Credit Agreement, as applicable, was $0.1 million for each of the three months ended March 31, 2026 and 2025.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of March 31, 2026, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
On February 17, 2026, EHI borrowed $20.0 million under the Credit Agreement as part of the Company’s recapitalization plan. The advance bears interest at a rate of 5.50% based on the three-month Adjusted Term SOFR, with a reset date of May 18, 2026. As of March 31, 2026, $20.0 million was outstanding under the Credit Agreement. The outstanding balance is classified as long-term debt as the Credit Agreement does not expire until May 28, 2027. Advances can be repaid at any time without prepayment penalties or additional fees.

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
Total cash and investments held by our operating subsidiaries was $2,445.9 million at March 31, 2026, consisting of $115.4 million of cash and cash equivalents, and restricted cash, $2,029.8 million of fixed maturity securities, $190.3 million of equity securities, $95.8 million of other invested assets, and $14.6 million of short-term investments. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of March 31, 2026 consisted of $115.2 million of cash and cash equivalents, $182.8 million of publicly traded equity securities whose proceeds are available within two business days, and $762.9 million of highly liquid fixed maturity securities whose proceeds are also available within two business days. We believe that our subsidiaries’ liquidity needs over the next 12 months and for the longer-term period thereafter will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on our statutory admitted assets on a per company basis. The following table summarizes the terms and maturities of the advances outstanding at March 31, 2026.

Date of Advance	Borrower	Amount	Interest Rate	Maturity Date
(in millions)
November 17, 2025	EICN	$19.0	3.84%	May 31, 2029
February 5, 2026(1)	EICN	16.0	3.79	May 31, 2029
January 2, 2026	ECIC	17.0	3.77	May 31, 2029
January 8, 2026	EAC	22.0	3.78	May 31, 2029
January 16, 2026	EPIC	28.0	3.87	May 31, 2029
February 5, 2026	CIC	3.0	3.74	February 5, 2029
	Total	$105.0
(1) On February 5, 2026, the terms of this advance were revised from an interest rate of 3.70% and a maturity date of December 21, 2026, to an interest rate of 3.79% and a maturity date of May 31, 2029.
These advances were assumed by EHI through the intercompany loan agreements as described above and executed as part of the Company’s recapitalization plan. Interest incurred and paid on these borrowings during the three months ended March 31, 2026 was $0.9 million.
FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. Letter of Credit Agreements we currently have in effect will expire March 31, 2027 and must be fully secured with eligible collateral at all times (See Note 10).
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $587.0 million and $587.4 million were on deposit at March 31, 2026 and December 31, 2025, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $170.0 million of securities on deposit at both March 31, 2026 and December 31, 2025.
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
Certain reinsurance contracts require funds owned by us to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.0 million and $3.1 million at March 31, 2026 and December 31, 2025, respectively.

Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our cash forecasts as appropriate.
The table below shows our net cash flows:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$2.2	$14.6
Investing activities	(12.3)	46.1
Financing activities	3.4	(28.6)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(6.7)	$32.1
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 included net premiums received of $178.3 million and investment income received of $28.2 million. The cash provided by these operating activities was partially offset by net claims payments of $129.7 million, underwriting expenses paid of $46.7 million, commissions paid of $26.8 million and interest paid of $1.1 million.
Net cash provided by operating activities for the three months ended March 31, 2025 included net premiums received of $192.7 million, investment income received of $32.8 million, and federal tax refund received of $2.8 million. The cash provided by these operating activities was partially offset by net claims payments of $132.9 million, underwriting expenses paid of $54.1 million, and commissions paid of $26.6 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 related primarily to investments of premiums received and the reinvestment of funds from investment sales, maturities, redemptions and interest income. The cash outflows used in these activities were partially offset by investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases.
Net cash provided by investing activities for the three months ended March 31, 2025 related primarily to returns from our investments, investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases. Those investing cash inflows were partially offset by investments of premiums received and the reinvestment of funds from investment sales, maturities, redemptions and interest income.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 related primarily to FHLB advances and borrowings on the Credit Agreement offset by stockholder dividend payments and common stock repurchases.
Net cash used in financing activities for the three months ended March 31, 2025 related primarily to stockholder dividend payments and common stock repurchases.
Dividends
We paid $6.3 million and $7.5 million in dividends to our stockholders and eligible equity plan award holders for the three months ended March 31, 2026 and 2025, respectively. The declaration and payment of future dividends to our stockholders, including any special dividends, will be at the discretion of our Board of Directors (Board) and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board deems relevant. On April 29, 2026, the Board declared a quarterly dividend per share of $0.34, which represents a 6.25% increase over the $0.32 dividend paid in March 2026, which is payable May 27, 2026 to stockholders of record on May 13, 2026.
Stock Repurchases
We repurchased 1,812,329 shares of our common stock for $76.9 million during the three months ended March 31, 2026. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and socioeconomic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors that our Board deems relevant.
Capital Resources
As of March 31, 2026, the capital resources available to us consisted of $866.5 million of stockholders’ equity and the $86.8 million Deferred Gain.
Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of March 31, 2026:
Debt
We obtained advances from the FHLB totaling $105.0 million, bearing interest rates ranging from 3.74% to 3.87%, of which none are payable within 12 months. Additionally, we had $20.0 million outstanding under our Credit Agreement, of which none is payable within 12 months.
Leases
We have entered into lease arrangements for certain equipment and facilities. As of March 31, 2026, we had lease payment obligations totaling $4.3 million, of which $0.8 million is payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments, and other legally binding agreements to purchase services that are to be used in our operations. As of March 31, 2026, we had other purchase obligations totaling $6.4 million, of which $3.8 million is payable within 12 months.
Unfunded Investment Commitments
As of March 31, 2026, we had private equity limited partnerships with unfunded investment commitments totaling $9.9 million that can be called at any time.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of March 31, 2026, we had unpaid losses and LAE reserves totaling $1,802.5 million, of which $310.1 million is estimated to be payable within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of March 31, 2026, we had reinsurance recoverables on unpaid losses and LAE totaling $383.1 million, of which $27.0 million is currently expected to be received within 12 months.
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total returns; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance. These investments provide a steady source of income.
As of March 31, 2026, our investment portfolio consisted of 88% fixed maturity securities with a duration of 4.4, which is measured by their sensitivity to changes in interest rates. Our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity portfolio had a weighted average quality of “A+” as of March 31, 2026.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $183.3 million at March 31, 2026, which represented 8% of our investment portfolio at that time. We also have a $7.5 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.

Our investment portfolio also contains certain other investments, which made up 4% of our investment portfolio at March 31, 2026, and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $95.8 million at March 31, 2026 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We periodically receive distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments, during the full course of the fund term. As of March 31, 2026, we had unfunded commitments to these private equity limited partnerships totaling $9.9 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (which is calculated based on the amortized cost of the associated invested assets) as of March 31, 2026.

Category	Estimated Fair Value	Percentage of Total Investments Measured at Fair Value	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$81.0	3.6%	3.9%
States and municipalities	145.7	6.5	4.8
Corporate securities	696.7	31.2	4.7
Residential mortgage-backed securities	771.3	34.6	5.1
Commercial mortgage-backed securities	29.3	1.3	5.6
Asset-backed securities	154.0	6.9	5.5
Collateralized loan obligations	2.5	0.1	6.2
Foreign government securities	2.0	0.1	6.2
Other securities	151.2	6.8	6.3
Equity securities	183.3	8.2	2.3
Short-term investments	14.6	0.7	3.9
Total investments at fair value	$2,231.6	100.0%
Weighted average book yield			4.9%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of March 31, 2026 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.7%
“AA”	46.8
“A”	31.4
“BBB”	5.0
Below Investment Grade	8.1
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also record provisions and recoveries for changes in CECL allowance on AFS investments as realized gains and losses. As of March 31, 2026, we maintained a CECL allowance of $0.7 million on AFS investments. During the three months ended March 31, 2026, we recognized a net $0.3 million increase to our allowance for CECL on AFS investments. The remaining fixed maturity securities whose total fair value was less than amortized cost at March 31, 2026, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.

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
In addition, we also bear credit risk with respect to our banking and lending relationships. We mitigate this risk by maintaining relationships with highly rated financial institutions and monitoring their financial condition on an ongoing basis.
Economic disruptions caused by ongoing financial market volatility, inflationary pressures, heightened geo-political conditions, and tariff uncertainty have impacted the credit risk associated with certain of our investment holdings. As of March 31, 2026, we maintained a $0.7 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
Our fixed maturity securities are exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we manage through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.4, which is measured by their sensitivity to changes in interest rates, at March 31, 2026. Our investment strategy balances consideration of duration, yield and credit risk. We continually monitor the changes in interest rates and their impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of March 31, 2026. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,048.3 million as of March 31, 2026, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(256.8)	(12.5)%
200 basis point rise	(172.9)	(8.4)
100 basis point rise	(85.8)	(4.2)
50 basis point rise	(42.2)	(2.1)
50 basis point decline	41.6	2.0
100 basis point decline	80.3	3.9
200 basis point decline	151.1	7.4
300 basis point decline	219.4	10.7
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Receivables- Nonrefundable Fees and Other Costs," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages tend to prepay faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of March 31, 2026, the par value of our commercial and residential mortgage-backed securities holdings was $807.1 million, and the amortized cost was 99.5% of par value. The commercial and residential mortgage-backed securities portion of the portfolio totaled 35.9% of total investments as of March 31, 2026. Agency-backed residential mortgage pass-throughs represented 86.4% of the residential mortgage-backed securities portion of the portfolio as of March 31, 2026.
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
The table below shows the sensitivity of our equity securities at fair value to price changes as of March 31, 2026:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$98.6	$183.3	$165.0	$(18.3)	$201.6	$18.3
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
January 1 - January 31	898,594	$44.28	898,594	$53.1
February 1 - February 28	220,000	40.99	220,000	44.0
March 1 - March 31	693,735	40.45	693,735	16.0
	1,812,329	$42.42	1,812,329
On April 29, 2026 the Board authorized the 2026 Program (the 2026 Program) for repurchases up to $125.0 million of our common stock from May 4, 2026 through December 31, 2027, unless otherwise extended, terminated, or modified by the Board. The 2026 Program replaces a similar program that was scheduled to expire on December 31, 2026, but whose remaining repurchase authorization had been exhausted. The 2026 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, but not limited to, Rules 10b5-1 and 10b-18 of the Exchange Act.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
*10.1	Employers Holdings, Inc. Equity and Incentive Plan Form of Performance Share Agreement	X
*10.2	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement (for Executive Vice Presidents and Chief Executive Officer)	X
*10.3	Employers Holdings, Inc. Equity and Incentive Plan Form of Restricted Stock Unit Agreement (for other employees)	X
*10.4	Employers Holdings, Inc. Annual Cash Bonus Program	X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael A. Pedraja Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael A. Pedraja Pursuant to Section 906	X
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

EMPLOYERS HOLDINGS, INC.

Date:	May 1, 2026	/s/ Michael A. Pedraja
Michael A. Pedraja
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial Officer)