Form 10-Q
period 2026-06-30
Employers Holdings, Inc.
filed 2026-07-30
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2026, there were 17,960,506 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2026	December 31, 2025
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,054.5 at June 30, 2026 and $2,031.8 at December 31, 2025, less CECL allowance of $1.1 at June 30, 2026 and $0.4 at December 31, 2025)	$2,037.9	$2,040.7
Equity securities at fair value (cost $87.1 at June 30, 2026 and $96.5 at December 31, 2025)	171.5	184.0
Equity securities at cost	8.7	7.5
Other invested assets (cost $77.4 at June 30, 2026 and $79.4 at December 31, 2025)	96.1	96.5
Short-term investments at fair value (amortized cost $21.7 at June 30, 2026 and $10.1 at December 31, 2025)	21.7	10.1
Total investments	2,335.9	2,338.8
Cash and cash equivalents	113.3	159.8
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	16.3	15.5
Premiums receivable (less CECL allowance of $24.7 at June 30, 2026 and $22.6 at December 31, 2025)	332.1	335.4
Reinsurance recoverable for:
Paid losses	7.3	5.9
Unpaid losses (less CECL allowance of $0.8 at June 30, 2026 and $0.8 at December 31, 2025)	379.3	385.7
Deferred policy acquisition costs	56.3	57.1
Federal income taxes recoverable	10.4	16.1
Deferred income tax asset, net	18.5	14.3
Property and equipment, net	6.2	6.5
Operating lease right-of-use assets	3.4	3.7
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Cloud computing arrangements	15.2	12.9
Other assets	36.1	34.9
Total assets	$3,380.3	$3,436.6
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$1,775.2	$1,805.8
Unearned premiums	385.1	391.9
Commissions and premium taxes payable	55.1	59.9
Accounts payable and accrued expenses	18.7	23.4
Deferred reinsurance gain—LPT Agreement	85.3	88.0
Short-term debt	—	16.0
Operating lease liability	3.6	3.9
Non-cancellable obligations	6.2	7.7
Long-term debt	125.0	19.0
Other liabilities	67.3	65.3
Total liabilities	$2,521.5	$2,480.9
Commitments and contingencies (Notes 3 and 6)

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	June 30, 2026	December 31, 2025
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,352,888 and 58,276,637 shares issued and 17,954,305 and 20,342,135 shares outstanding at June 30, 2026 and December 31, 2025, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	429.3	427.8
Retained earnings	1,480.5	1,453.8
Accumulated other comprehensive (loss) income, net of tax	(12.2)	7.3
Treasury stock, at cost (40,398,583 shares at June 30, 2026 and 37,934,502 shares at December 31, 2025)	(1,039.4)	(933.8)
Total stockholders’ equity	858.8	955.7
Total liabilities and stockholders’ equity	$3,380.3	$3,436.6
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	(unaudited)		(unaudited)
Net premiums earned	$174.1	$198.3	$355.0	$381.3
Net investment income	27.4	27.1	55.7	59.2
Net realized and unrealized gains on investments	18.7	20.9	17.0	8.1
Other income	—	—	0.1	0.3
Total revenues	220.2	246.3	427.8	448.9
Expenses
Losses and loss adjustment expenses	122.3	140.1	251.5	260.8
Commission expense	22.2	26.1	45.9	49.1
Underwriting expenses	39.7	43.1	80.6	86.0
Interest and financing expenses	1.3	—	2.4	0.1
Total expenses	185.5	209.3	380.4	396.0
Net income before income taxes	34.7	37.0	47.4	52.9
Income tax expense	5.6	7.3	8.2	10.4
Net income	$29.1	$29.7	$39.2	$42.5

Comprehensive income
Unrealized AFS investment (losses) gains arising during the period, net of tax benefit (expense) of $1.0 and $(2.0) for the three months ended June 30, 2026 and 2025, respectively, and $5.5 and $(7.7) and for the six months ended June 30, 2026 and 2025, respectively	$(3.6)	$7.4	$(20.3)	$28.5
Reclassification adjustment for realized AFS investment losses in net income, net of tax benefit of $(0.1) for the three months ended June 30, 2026, and $(0.2) for each of the six months ended June 30, 2026 and 2025, respectively	0.4	0.1	0.8	0.8
Other comprehensive (loss) income, net of tax	(3.2)	7.5	(19.5)	29.3
Total comprehensive income	$25.9	$37.2	$19.7	$71.8

Earnings per common share (Note 13):
Basic	$1.60	$1.24	$2.09	$1.76
Diluted	$1.59	$1.23	$2.07	$1.74
Cash dividends declared per common share and eligible equity plan awards	$0.34	$0.32	$0.66	$0.62
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2026 and 2025
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, April 1, 2026	58,343,299	$0.6	$428.5	$1,457.8	$(9.0)	$(1,011.4)	$866.5
Stock-based obligations	—	—	0.9	—	—	—	0.9
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	9,589	—	(0.1)	—	—	—	(0.1)
Acquisitions of common stock	—	—	—	—	—	(28.0)	(28.0)
Dividends declared	—	—	—	(6.4)	—	—	(6.4)
Net income for the period	—	—	—	29.1	—	—	29.1
Change in net unrealized losses on AFS investments, net of taxes of $0.9	—	—	—	—	(3.2)	—	(3.2)
Balance, June 30, 2026	58,352,888	$0.6	$429.3	$1,480.5	$(12.2)	$(1,039.4)	$858.8

Balance, April 1, 2025	58,244,858	$0.6	$424.1	$1,478.5	$(60.7)	$(766.8)	$1,075.7
Stock-based obligations	—	—	1.6	—	—	—	1.6
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	12,351	—	—	—	—	—	—
Acquisitions of common stock	—	—	—	—	—	(23.4)	(23.4)
Dividends declared	—	—	—	(8.0)	—	—	(8.0)
Net income for the period	—	—	—	29.7	—	—	29.7
Change in net unrealized losses on AFS investments, net of taxes of $(2.0)	—	—	—	—	7.5	—	7.5
Balance, June 30, 2025	58,257,209	$0.6	$425.7	$1,500.2	$(53.2)	$(790.2)	$1,083.1
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2026	58,276,637	$0.6	$427.8	$1,453.8	$7.3	$(933.8)	$955.7
Stock-based obligations	—	—	2.6	—	—	—	2.6
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	76,251	—	(1.1)	—	—	—	(1.1)
Acquisitions of common stock(1)	—	—	—	—	—	(105.6)	(105.6)
Dividends declared	—	—	—	(12.5)	—	—	(12.5)
Net income for the period	—	—	—	39.2	—	—	39.2
Change in net unrealized losses on AFS investments, net of taxes of $5.3	—	—	—	—	(19.5)	—	(19.5)
Balance, June 30, 2026	58,352,888	$0.6	$429.3	$1,480.5	$(12.2)	$(1,039.4)	$858.8

Balance, January 1, 2025	58,184,861	$0.6	$424.2	$1,472.9	$(82.5)	$(746.5)	$1,068.7
Stock-based obligations	—	—	2.8	—	—	—	2.8
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	72,348	—	(1.3)	—	—	—	(1.3)
Acquisitions of common stock	—	—	—	—	—	(43.7)	(43.7)
Dividends declared	—	—	—	(15.2)	—	—	(15.2)
Net income for the period	—	—	—	42.5	—	—	42.5
Change in net unrealized losses on AFS investments, net of taxes of $(7.9)	—	—	—	—	29.3	—	29.3
Balance, June 30, 2025	58,257,209	$0.6	$425.7	$1,500.2	$(53.2)	$(790.2)	$1,083.1
(1) Amount includes applicable excise tax as imposed by the Inflation Reduction Act of 2022 (See Note 7).
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Six Months Ended
	June 30,
	2026	2025
Operating activities	(unaudited)
Net income	$39.2	$42.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1.8	1.7
Stock-based compensation	2.6	2.8
Amortization of cloud computing assets	4.5	5.0
Amortization of discounts and premiums on investments, net	(1.3)	(1.1)
Allowance for expected credit losses	2.1	3.1
Deferred income tax expense	1.0	1.2
Net realized and unrealized (gains) on investments	(17.0)	(8.1)
Change in operating assets and liabilities:
Premiums receivable	1.2	(23.9)
Reinsurance recoverable on paid and unpaid losses	5.0	10.6
Cloud computing arrangements	(6.8)	(1.4)
Operating lease right-of-use assets	0.3	0.7
Current federal income taxes	5.7	(2.7)
Unpaid losses and loss adjustment expenses	(30.6)	(21.4)
Unearned premiums	(6.8)	27.4
Accounts payable, accrued expenses and other liabilities	0.1	(5.5)
Deferred reinsurance gain—LPT Agreement	(2.7)	(3.3)
Operating lease liabilities	(0.3)	(0.8)
Non-cancellable obligations	(1.5)	(3.9)
Other	(4.6)	(8.3)
Net cash (used in) provided by operating activities	(8.1)	14.6
Investing activities
Purchases of fixed maturity securities	(268.3)	(108.9)
Purchases of equity securities	(24.4)	(44.6)
Purchases of short-term investments	(27.7)	(9.0)
Purchases of other invested assets	(2.4)	(3.0)
Distributions from other invested assets	4.4	8.0
Proceeds from sale of fixed maturity securities	79.0	75.8
Proceeds from sale of equity securities	52.1	41.0
Proceeds from maturities and redemptions of fixed maturity securities	167.7	90.7
Proceeds from sales and maturities of short-term investments	16.1	0.1
Net change in unsettled investment purchases and sales	(0.2)	(2.5)
Capital expenditures and other	(1.5)	(1.4)
Net cash (used in) provided by investing activities	(5.2)	46.2
Financing activities
Acquisition of common stock and excise tax payments	(109.5)	(43.3)
Cash transactions related to stock-based compensation	(1.1)	(1.3)
Dividends paid to stockholders	(12.6)	(15.4)
Proceeds from FHLB advances	70.0	—
Proceeds from line of credit advances	20.0	—
Net cash (used in) financing activities	(33.2)	(60.0)
Net (decrease) increase in cash, cash equivalents and restricted cash	(46.5)	0.8
Cash, cash equivalents and restricted cash at the beginning of the period	160.0	68.5
Cash, cash equivalents and restricted cash at the end of the period	$113.5	$69.3

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	June 30, 2026	December 31, 2025
	(unaudited)
	(in millions)
Cash and cash equivalents	$113.3	$159.8
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$113.5	$160.0

See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
 (Unaudited)
1. Basis of Presentation and Summary of Operations
Employers Holdings, Inc. (EHI) is a Nevada holding company. Through its wholly owned insurance subsidiaries, Employers Insurance Company of Nevada (EICN), Employers Compensation Insurance Company (ECIC), Employers Preferred Insurance Company (EPIC), Employers Assurance Company (EAC), and Cerity Insurance Company (CIC), EHI is engaged in the commercial property and casualty insurance industry, specializing in workers’ compensation, excess workers’ compensation, and related services. Unless otherwise indicated, all references to the “Company” refer to EHI, together with its subsidiaries.
In 1999, the Nevada State Industrial Insurance System (the Fund) entered into a retroactive 100% quota share reinsurance agreement (the LPT Agreement) through a loss portfolio transfer transaction with third party reinsurers. The LPT Agreement, which ceded to the reinsurers substantially all of the Fund's outstanding losses as of June 30, 1999 for claims with original dates of injury prior to July 1, 1995, provides coverage for losses up to $2.0 billion, excluding losses for burial and transportation expenses. The LPT Agreement will remain in effect until, whichever of the following occurs first: (i) all claims under the covered policies have closed; (ii) the LPT Agreement is commuted or terminated, upon the mutual agreement of the parties; or (iii) the reinsurers’ aggregate maximum limit of liability is exhausted. The LPT Agreement does not provide for any additional termination terms. On January 1, 2000, EICN assumed all of the assets, liabilities, and operations of the Fund, including the Fund’s rights and obligations associated with the LPT Agreement (See Note 9).
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
In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The amendments in this update eliminate all references to project stages and require capitalization of software costs when: (i) management authorizes and commits to funding the software project, and (ii) it is probable the software project will be completed and used as intended, known as the "probable-to-completion recognition threshold." Entities must consider whether there is significant uncertainty associated with the development activities of the software in determining if the threshold is met. To determine whether significant development uncertainty exists, the amendment considers the following: (i) whether uncertainties related to novel or unproven software functions or features, if identified, have been resolved through coding and testing, and (ii) whether the software’s required functions and performance criteria have been defined or are still being revised. In addition, the amendments in the update specify that property, plant, and equipment disclosure requirements are required for capitalized internal-use software costs, regardless of financial statement presentation and also incorporate the recognition requirements for website-specific development costs. This update is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective, or modified transition approach. The Company will adopt this standard when it becomes effective.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require further disaggregation of certain relevant costs and expenses into specified categories in disclosures within the footnotes to the financial statements at each interim and annual reporting period. Relevant expense captions required to be disclosed include the following, as applicable: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; (iv) intangible asset amortization; and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other depletion expenses). In addition, the amendments require a qualitative description of the amounts of other items remaining in relevant expense captions that are not separately disaggregated. In addition, a separate disclosure of the total amount of selling expenses should be presented and, in annual reporting periods, an entity's definition of selling expenses should be disclosed. This update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this standard when it becomes effective.
Recently Adopted Accounting Standards
None
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,231.1	$2,231.1	$2,234.8	$2,234.8
Cash and cash equivalents	113.3	113.3	159.8	159.8
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
Financial liabilities
Credit agreement (Note 10)	$20.0	$20.0	$—	$—
FHLB advances (Note 10)	105.0	103.5	35.0	35.0

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
The Company uses third party pricing services to assist with its investment accounting function. The ultimate pricing source varies depending on the investment security and pricing service used, but investment securities valued on the basis of observable inputs (Levels 1 and 2) are generally assigned values on the basis of actual transactions. Securities valued on the basis of pricing models with significant unobservable inputs or non-binding broker quotes are classified as Level 3. Transfers between levels of the fair value hierarchy are recognized as of the date of the event or change in circumstances that caused the transfer. The Company performs quarterly analyses on the prices it receives from third parties to determine whether the prices are reasonable estimates of fair value, including confirming the fair values of these securities through observable market prices using an alternative pricing source, as it is ultimately management’s responsibility to ensure that the fair values reflected in the Company’s consolidated financial statements are appropriate. If differences are noted in these analyses, the Company may obtain additional information from other pricing services to validate the quoted price.
The Company bases all of its estimates of fair value for assets on bid prices, when available, as they represent what a third-party market participant would be willing to pay in an arm’s length transaction.
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of June 30, 2026 and December 31, 2025.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of June 30, 2026, the Company's insurance subsidiaries had aggregate Federal Home Loan Bank of San Francisco (FHLB) advances outstanding totaling $105.0 million, bearing fixed interest rates ranging from 3.74% to 3.87% and maturing between February 2029 and May 2029. The estimated fair value of FHLB advances is determined using a discounted cash flow methodology incorporating current FHLB advance rates for instruments of comparable remaining terms as of the measurement date. FHLB advances are classified as Level 2 within the fair value hierarchy as these advances are not actively traded (See Note 10).
As of June 30, 2026, the Company held $80.1 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$80.9	$—	$—	$80.1	$—
States and municipalities	—	151.7	—	—	159.9	—
Corporate securities	—	637.8	65.0	—	600.8	54.5
Residential mortgage-backed securities	—	745.3	2.9	—	799.9	3.0
Commercial mortgage-backed securities	—	30.0	—	—	28.9	—
Asset-backed securities	—	156.1	10.2	—	150.3	12.8
Collateralized loan obligations	—	2.5	—	—	12.5	—
Foreign government securities	—	—	2.0	—	—	2.0
Other securities	—	153.5	—	—	136.0	—
Total fixed maturity securities	$—	$1,957.8	$80.1	$—	$1,968.4	$72.3
Equity securities at fair value:
Industrial and miscellaneous	$149.1	$—	$—	$157.9	$—	$—
Other	22.4	—	—	26.1	—	—
Total equity securities at fair value	$171.5	$—	$—	$184.0	$—	$—
Short-term investments	$—	$21.7	$—	$—	$10.1	$—
Total investments at fair value	$171.5	$1,979.5	$80.1	$184.0	$1,978.5	$72.3

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Six Months Ended
	June 30,
	2026	2025
	(in millions)
Balance at the beginning of the period	$72.3	$65.6
Purchases	11.5	3.0
Sales	(2.5)	(1.1)
Unrealized (losses) gains included in comprehensive income or loss	(1.2)	1.1
Balance at end of period	$80.1	$68.6
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
As of June 30, 2026, the Company had $20.0 million outstanding under its Credit Agreement (as amended, as described in Note 10, the Credit Agreement) with Wells Fargo Bank, National Association. Borrowings under the Credit Agreement bear interest at a variable rate based on Adjusted Term Secured Overnight Financing Rate (SOFR), which resets periodically to reflect current market conditions. As a result of the variable rate nature of this instrument, the carrying value approximates its estimated fair value as of June 30, 2026. The revolving credit facility is classified as Level 2 within the fair value hierarchy (See Note 10).

Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company periodically receives and recognizes as Net investment income on the Company’s Consolidated Statements of Comprehensive Income (Loss) distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments during the course of the fund term. As of June 30, 2026, the Company had unfunded commitments to these private equity limited partnerships totaling $9.7 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	June 30, 2026	December 31, 2025
	(in millions)
Cash equivalents carried at NAV	$59.0	$110.9
Other invested assets carried at NAV	96.1	96.5
4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At June 30, 2026
Fixed maturity securities
U.S. Treasuries	$81.9	$—	$0.2	$(1.2)	$80.9
States and municipalities	150.0	—	2.4	(0.7)	151.7
Corporate securities	713.4	—	6.4	(17.0)	702.8
Residential mortgage-backed securities	753.0	—	2.5	(7.3)	748.2
Commercial mortgage-backed securities	29.9	—	0.2	(0.1)	30.0
Asset-backed securities	166.1	—	0.9	(0.7)	166.3
Collateralized loan obligations	2.5	—	—	—	2.5
Foreign government securities	2.0	—	—	—	2.0
Other securities(1)	155.7	(1.1)	0.3	(1.4)	153.5
Total fixed maturity securities	$2,054.5	$(1.1)	$12.9	$(28.4)	$2,037.9
Short-term investments	21.7	—	—	—	21.7
Total AFS investments	$2,076.2	$(1.1)	$12.9	$(28.4)	$2,059.6

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At December 31, 2025
Fixed maturity securities
U.S. Treasuries	$80.0	$—	$1.0	$(0.9)	$80.1
States and municipalities	156.5	—	4.2	(0.8)	159.9
Corporate securities	654.8	—	12.7	(12.2)	655.3
Residential mortgage-backed securities	800.5	—	4.8	(2.4)	802.9
Commercial mortgage-backed securities	28.6	—	0.3	—	28.9
Asset-backed securities	160.9	—	2.3	(0.1)	163.1
Collateralized loan obligations	12.5	—	—	—	12.5
Foreign government securities	2.0	—	—	—	2.0
Other securities(1)	136.0	(0.4)	0.7	(0.3)	136.0
Total fixed maturity securities	$2,031.8	$(0.4)	$26.0	$(16.7)	$2,040.7
Short-term investments	10.1	—	—	—	10.1
Total AFS investments	$2,041.9	$(0.4)	$26.0	$(16.7)	$2,050.8
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company’s equity securities recorded at fair value at June 30, 2026 and December 31, 2025 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At June 30, 2026
Equity securities at fair value
Industrial and miscellaneous	$74.9	$149.1
Other	12.2	22.4
Total equity securities at fair value	$87.1	$171.5

At December 31, 2025
Equity securities at fair value
Industrial and miscellaneous	$81.7	$157.9
Other	14.8	26.1
Total equity securities at fair value	$96.5	$184.0
The Company had Other invested assets totaling $96.1 million and $96.5 million (with an associated cost of $77.4 million and $79.4 million) at June 30, 2026 and December 31, 2025, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized losses on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$37.2	$37.1
Due after one year through five years	369.1	362.0
Due after five years through ten years	618.8	615.1
Due after ten years	77.9	76.7
Mortgage and asset-backed securities	951.5	947.0
Total	$2,054.5	$2,037.9

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$41.9	$(0.6)	9	$—	$—	—
States and municipalities	24.0	(0.2)	13	21.7	(0.2)	6
Corporate securities	241.1	(4.1)	87	96.9	(0.7)	32
Residential mortgage-backed securities	423.1	(5.0)	129	252.7	(0.9)	53
Commercial mortgage-backed securities	9.3	(0.1)	7	—	—	—
Asset-backed securities	81.8	(0.7)	48	32.4	(0.1)	15
Other securities	86.1	(1.3)	505	19.7	(0.2)	355
Total fixed maturity securities	907.3	(12.0)	798	423.4	(2.1)	461
Total less than 12 months	$907.3	$(12.0)	798	$423.4	$(2.1)	461

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$9.8	$(0.6)	2	$13.4	$(0.9)	2
States and municipalities	11.2	(0.5)	6	14.0	(0.6)	7
Corporate securities	168.0	(12.9)	85	175.3	(11.5)	91
Residential mortgage-backed securities	55.1	(2.3)	30	68.2	(1.5)	39
Other securities	6.9	(0.1)	139	7.3	(0.1)	143
Total fixed maturity securities	251.0	(16.4)	262	278.2	(14.6)	282
Total 12 months or greater	$251.0	$(16.4)	262	$278.2	$(14.6)	282
As of June 30, 2026 and December 31, 2025, the Company had an allowance for current expected credit losses (CECL) on AFS investments of $1.1 million and $0.4 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at each of June 30, 2026 and December 31, 2025, were those in which the Company had no intent, need, or requirement to sell at an amount less than their amortized cost.
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

Net realized gains on investments and the change in unrealized gains (losses) on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net (Increase) Decrease in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI (1), before tax
	(in millions)
Three Months Ended June 30, 2026
Fixed maturity securities	$0.2	$(0.3)	$(0.4)	$(4.1)	$(0.5)	$(4.1)
Equity securities	18.9	(0.9)	—	(0.3)	17.7	—
Other invested assets	—	—	—	1.5	1.5	—
Total investments	$19.1	$(1.2)	$(0.4)	$(2.9)	$18.7	$(4.1)

Six Months Ended June 30, 2026
Fixed maturity securities	$0.6	$(0.9)	$(0.7)	$(24.8)	$(1.0)	$(24.8)
Equity securities	20.6	(1.2)	—	(3.0)	16.4	—
Other invested assets	—	—	—	1.6	1.6	—
Total investments	$21.2	$(2.1)	$(0.7)	$(26.2)	$17.0	$(24.8)

Three Months Ended June 30, 2025
Fixed maturity securities	$0.1	$(0.5)	$0.3	$9.5	$(0.1)	$9.5
Equity securities	2.5	(1.1)	—	17.3	18.7	—
Other invested assets	—	—	—	2.3	2.3	—
Total investments	$2.6	$(1.6)	$0.3	$29.1	$20.9	$9.5

Six Months Ended June 30, 2025
Fixed maturity securities	$0.2	$(1.2)	$—	$37.2	$(1.0)	$37.2
Equity securities	3.2	(2.0)	—	11.0	12.2	—
Other invested assets	—	—	—	(3.1)	(3.1)	—
Total investments	$3.4	$(3.2)	$—	$45.1	$8.1	$37.2
(1)AOCI indicates Accumulated other comprehensive income or loss.
Proceeds from sales of fixed maturity securities were $31.7 million and $79.0 million for the three and six months ended June 30, 2026, respectively, compared to $28.7 million and $75.8 million for the three and six months ended June 30, 2025, respectively.
Net investment income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturity securities	$25.2	$24.8	$50.6	$49.2
Equity securities	1.0	1.8	2.2	3.5
Other invested assets	0.9	0.7	1.8	6.9
Short-term investments	0.1	—	0.3	—
Cash equivalents and restricted cash	1.0	0.7	2.5	1.4
Gross investment income	28.2	28.0	57.4	61.0
Investment expenses	(0.8)	(0.9)	(1.7)	(1.8)
Net investment income	$27.4	$27.1	$55.7	$59.2
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of June 30, 2026 and December 31, 2025, securities having a fair value of $585.3 million and $587.4 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $170.0 million of securities on deposit as of both June 30, 2026 and December 31, 2025 (See Note 10).
Certain reinsurance contracts require funds owned by the Company to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at June 30, 2026 and December 31, 2025 was $3.0 million and $3.1 million, respectively.
5. Current Expected Credit Losses
Premiums Receivable
Premiums receivable balances related to the Company's guaranteed cost workers’ compensation policies are all due within one year. Premiums receivable balances related to excess workers’ compensation policies may have payment terms extending beyond one year. The Company currently determines the allowance for premiums receivable based on an internal aging schedule using collectability and historical payment patterns, as well as current and expected future market conditions to determine the appropriateness of the allowance. Historical payment patterns and future market conditions provide the basis for the estimation along with similar risk characteristics and the Company's business strategy, which have not changed significantly over time. Changes in the allowance for CECL on premiums receivable are recorded through underwriting expenses.
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$24.0	$19.9	$22.6	$19.2
Current period provision for CECL	6.7	6.7	11.9	11.0
Write-offs charged against the allowance	(2.5)	(1.9)	(3.6)	(3.2)
Recoveries collected	(3.5)	(2.3)	(6.2)	(4.6)
Ending balance of the allowance for CECL on premiums receivable	$24.7	$22.4	$24.7	$22.4
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
The table below shows the changes in CECL on reinsurance recoverables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Beginning balance of the allowance for CECL on reinsurance recoverables	$0.8	$0.8	$0.8	$0.9
Current period provision for CECL	—	—	—	(0.1)
Ending balance of the allowance for CECL on reinsurance recoverables	$0.8	$0.8	$0.8	$0.8
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
As of June 30, 2026, the Company established an aggregate allowance for CECL on investments in the amount of $1.1 million. For the Company’s investments in fixed maturity debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario- based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of June 30, 2026, the Company did not intend to sell any of its AFS investments in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS investments totaled $16.3 million at June 30, 2026 and is excluded from the estimate of credit losses as these amounts have been consistently received on a timely basis.
The table below shows the changes in the allowance for CECL on AFS investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Beginning balance of CECL on AFS investments	$0.7	$1.4	$0.4	$1.1
Net change in CECL provision	0.5	(0.1)	1.0	0.2
Reductions in allowance from disposals	(0.1)	(0.2)	(0.3)	(0.2)
Ending balance of CECL on AFS investments	$1.1	$1.1	$1.1	$1.1
6. Property and Equipment
Property and equipment consists of the following:

	As of June 30,	As of December 31,
	2026	2025
	(in millions)
Furniture and equipment	$0.8	$0.8
Leasehold improvements	0.4	0.4
Computers and software	42.1	41.5
Property and equipment, gross	43.3	42.7
Accumulated depreciation	(37.1)	(36.2)
Property and equipment, net	$6.2	$6.5
Depreciation expenses related to property and equipment were $0.9 million and $1.8 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2025, respectively. Capitalized costs associated with internally developed software were $1.8 million during the six months ended June 30, 2026 and $2.6 million during the year ended December 31, 2025.
Cloud Computing Arrangements
Capitalized costs associated with cloud computing arrangements totaled $15.2 million and $12.9 million, which were comprised of non-cancellable arrangements, service contract fees and implementation costs associated with hosting arrangements as of June 30, 2026 and December 31, 2025, respectively. Total amortization for these arrangements was $1.3 million and $2.4 million for the three and six months ended June 30, 2026, respectively, and $2.4 million and $5.0 million for the three and six months ended June 30, 2025, respectively.

Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as both an Operating lease right-of-use (ROU) asset and an Operating lease liability on the Company’s Consolidated Balance Sheets. Finance leases for automobiles are presented as both Property and equipment and Other liabilities on the Company’s Consolidated Balance Sheets. As of March 31, 2025, the Company no longer had finance leases for automobiles. ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of June 30, 2026, the Company’s operating leases have remaining terms of one year to six years, with options to extend up to five years with no termination provision.
Components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Operating lease expense	$0.2	$0.3	$0.5	$0.6
Finance lease expense	—	—	—	—
Total lease expense	$0.2	$0.3	$0.5	$0.6
As of June 30, 2026, the weighted average remaining lease terms for operating leases were 5.5 years, and the associated weighted average discount rate was 4.5%.
Maturities of lease liabilities were as follows:

	As of June 30, 2026
	Operating Leases	Finance Leases
	(in millions)
2026	$0.4	$—
2027	0.8	—
2028	0.8	—
2029	0.6	—
2030	0.6	—
Thereafter	0.9	—
Total lease payments	4.1	—
Less: imputed interest	(0.5)	—
Total	$3.6	$—
Supplemental balance sheet information related to leases was as follows:

	As of June 30,	As of December 31,
	2026	2025
	(in millions)
Operating leases:
Operating lease right-of-use asset	$3.4	$3.7
Operating lease liability	3.6	3.9
Finance leases:
Property and equipment, gross	—	—
Accumulated depreciation	—	—
Property and equipment, net	—	—
Other liabilities	$—	$—

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2026	2025
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.5	$0.6
Financing cash flows used for finance leases	—	—
7. Income Taxes
The Company's income tax expense was $5.6 million and $8.2 million for the three and six months ended June 30, 2026, respectively, and $7.3 million and $10.4 million for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate was 16.1% and 17.3% for the three and six months ended June 30, 2026, respectively, and 19.7% for each of the three and six months ended June 30, 2025. The effective rates during each of the periods presented deviate favorably from the statutory rate of 21.0% due to, in part, income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, income adjustments related to the Fund, and tax credits utilized.
The Company is subject to a 1% excise tax on net stock repurchases. The Company's cumulative excise tax obligation was $3.8 million and $2.8 million as of June 30, 2026 and December 31, 2025, respectively, which is included in Treasury stock on its Consolidated Balance Sheets.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Unpaid losses and LAE at beginning of period	$1,802.5	$1,792.6	$1,805.8	$1,808.2
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	383.1	407.1	386.5	412.4
Net unpaid losses and LAE at beginning of period	1,419.4	1,385.5	1,419.3	1,395.8
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	124.1	141.5	254.6	262.5
Prior years	(0.3)	0.3	(0.4)	1.6
Total net losses and LAE incurred during the period	123.8	141.8	254.2	264.1
Paid losses and LAE, net of reinsurance, related to:
Current year	24.2	26.0	30.6	34.0
Prior years	123.9	115.5	247.8	240.1
Total net paid losses and LAE during the period	148.1	141.5	278.4	274.1
Ending unpaid losses and LAE, net of reinsurance	1,395.1	1,385.8	1,395.1	1,385.8
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	380.1	401.0	380.1	401.0
Unpaid losses and LAE at end of period	$1,775.2	$1,786.8	$1,775.2	$1,786.8
Total net losses and LAE included in the above table exclude amortization of the Deferred Gain and LPT Reserve adjustments, when applicable, which totaled $1.5 million and $2.7 million for the three and six months ended June 30, 2026, respectively, and $1.7 million and $3.3 million for the three and six months ended June 30, 2025, respectively (see Note 9).
The change in incurred losses and LAE attributable to the current period for the three and six months ended June 30, 2026, was primarily due to lower earned premiums, partially offset by a higher current accident year loss and LAE estimate.
The change in incurred losses and LAE attributable to prior years for the three months ended June 30, 2026 included $0.3 million of net favorable loss reserve development on the Company's assigned risk business. The change in incurred losses and

LAE attributable to prior years for the six months ended June 30, 2026 included $0.4 million of favorable loss reserve development on the Company's assigned risk business.
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
The Company amortized $1.5 million and $1.7 million of the Deferred Gain for the three months ended June 30, 2026 and 2025, respectively, and $2.7 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. The remaining Deferred Gain was $85.3 million and $88.0 million as of June 30, 2026 and December 31, 2025, respectively. The estimated remaining liabilities subject to the LPT Agreement were $251.6 million and $259.6 million as of June 30, 2026 and December 31, 2025, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $921.1 million and $913.1 million from inception through June 30, 2026 and December 31, 2025, respectively.
10. Financing Arrangements
Credit Agreement
On May 28, 2024, EHI entered into the Credit Agreement with Wells Fargo Bank, National Association, as both administrative agent and issuing lender. The Credit Agreement provides for a $25.0 million unsecured, three-year revolving credit facility and is guaranteed by certain of EHI’s wholly owned subsidiaries, Employers Group, Inc. (EGI) and Cerity Group, Inc. (CGI). On July 29, 2026, EHI and Wells Fargo Bank, National Association, entered into Amendment No. 1 to the Credit Agreement. The Credit Agreement provides for a $35.0 million, unsecured, three-year revolving credit facility and remains guaranteed by EGI and CGI (see Note 15). Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries.
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 0.50% and the Adjusted Term SOFR for a one-month tenor plus 1.00%, or (ii) an Adjusted Term SOFR, defined as the applicable Adjusted Term SOFR, plus 1.50%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by AM Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and/or fees incurred pursuant to the Credit Agreement, as applicable, was $0.3 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of June 30, 2026, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
EHI incurred $0.2 million in debt issuance costs in connection with the Credit Agreement, which are being amortized over the three-year life in Interest and financing expenses on the Company's Consolidated Statements of Comprehensive Income (Loss). The annual commitment fee on the unused portion of the facility is 0.30%, for a maximum of $75,000.
On February 17, 2026, EHI borrowed $20.0 million under the Credit Agreement as part of the Company’s recapitalization plan. The advance bears interest at a rate of 5.15% based on the three-month Adjusted Term SOFR, with a reset date of August 18,

2026. As of June 30, 2026, $20.0 million was outstanding under the Credit Agreement. The outstanding balance is classified as long-term debt based on the amended Credit Agreement's expiration date of July 29, 2029. Advances can be repaid at any time without prepayment penalties or additional fees.
FHLB
Each of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. The following table summarizes the terms and maturities of the advances outstanding at June 30, 2026.

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
These advances were assumed by EHI through intercompany loan agreements and executed as part of the Company’s recapitalization plan. Interest incurred and paid on these borrowings during the three and six months ended June 30, 2026 was $1.0 million and $1.9 million, respectively.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). Letter of Credit Agreements issued must be fully secured with eligible collateral at all times and are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both June 30, 2026 and December 31, 2025, letters of credit totaling $170.0 million were issued in lieu of securities on deposit with the State of California under the Letter of Credit Agreements. The Letter of Credit Agreements currently in effect expire on March 31, 2027, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew.
As of June 30, 2026 and December 31, 2025, investment securities having a fair value of $423.6 million and $468.6 million, respectively, were on deposit with the FHLB by the Company’s insurance subsidiaries. Of these amounts, approximately $297.2 million and $221.5 million support the Letter of Credit Agreements and advances at each period, while the remaining invested assets are on deposit with FHLB as custodian.
11. Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive (loss) income:

	June 30, 2026	December 31, 2025
	(in millions)
Net unrealized (losses) gains on AFS investments, before taxes	$(15.5)	$9.3
Deferred tax benefit (expense) on net unrealized losses	3.3	(2.0)
Total accumulated other comprehensive (loss) income	$(12.2)	$7.3

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2026
RSUs(1)	77,300	$39.71	$3.1
PSUs(2)	100,020	39.71	4.0

May 2026
RSUs(3)	7,824	41.92	0.3
RSUs(4)	15,372	43.26	0.7
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
(3)    These RSUs were awarded to certain employees of the Company and vest 25% on May 15, 2027 and each of the subsequent three anniversaries of that date.
(4)    All RSUs awarded on this date were awarded to non-employee directors of the Company and vest in full on May 28, 2027.
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
As of June 30, 2026, the Company had 224,086 RSUs and 252,751 PSUs (based on the target achievement for the PSUs awarded) outstanding.
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

The following table presents the net income and the weighted average number of shares outstanding used in the earnings per common share calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions, except share data)
Net income	$29.1	$29.7	$39.2	$42.5
Weighted average number of shares outstanding—basic	18,177,755	24,005,881	18,765,244	24,201,160
Effect of dilutive securities:
PSUs	67,884	89,501	80,984	106,502
RSUs	44,150	40,839	48,316	62,649
Potential dilutive shares	112,034	130,340	129,300	169,151
Weighted average number of shares outstanding—diluted	18,289,789	24,136,221	18,894,544	24,370,311
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
The Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by the CODM (the Company's President and Chief Executive Officer) to make key decisions about resources to be allocated and to assess its performance. Performance is determined based on multiple measures, including net income, the Company’s combined ratio, and the Company’s adjusted stockholders' equity. Net income, which is reported on the Company's Consolidated Statements of Comprehensive Income (Loss), is a comprehensive measure used to determine the Company’s overall profitability. The combined ratio, which is a widely-used measure in the property and casualty insurance industry, is used to determine whether the Company is generating an underwriting profit or loss. Adjusted stockholders' equity, a non-GAAP measure of financial strength and overall performance, is used as a performance measure for PSUs and is defined as: Total stockholders' equity plus Deferred reinsurance gain - LPT Agreement less Accumulated other comprehensive income (loss), net of tax.
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

	Insurance Operations	Total
	(in millions)
Three Months Ended June 30, 2026
Gross premiums written	$163.4	$163.4
Net premiums written	162.0	162.0

Net premiums earned	174.1	174.1
Net investment income	27.4	27.4
Net realized and unrealized losses on investments	18.7	18.7
Total revenues	220.2	220.2

Losses and loss adjustment expenses	122.3	122.3
Commission expense	22.2	22.2
Compensation-related expenses(1)	22.9	22.9
Information technology expenses(1)	2.9	2.9
Professional fees(1)	5.0	5.0
Depreciation and amortization expenses(1)	3.3	3.3
Other underwriting expenses(1)(2)	2.5	2.5
AO and other expense allocations(3)	(8.5)	(8.5)
Premium taxes and assessments	6.9	6.9
Policyholder dividends	0.8	0.8
CECL related to premiums receivable	3.9	3.9
Interest and financing expenses	1.3	1.3
Total expenses	185.5	185.5

Net income before income taxes	34.7	34.7
Income tax	5.6	5.6
Net income (4)	$29.1	$29.1

Combined ratio	105.8%	105.8%

Adjusted stockholders' equity:
Stockholders’ equity	$858.8	$858.8
Deferred reinsurance gain—LPT Agreement	85.3	85.3
Accumulated other comprehensive loss, net of tax	12.2	12.2
Adjusted stockholders' equity(5)	$956.3	$956.3

	Insurance Operations	Total
	(in millions)
Three Months Ended June 30, 2025
Gross premiums written	$203.3	$203.3
Net premiums written	201.5	201.5

Net premiums earned	198.3	198.3
Net investment income	27.1	27.1
Net realized and unrealized gains on investments	20.9	20.9
Total revenues	246.3	246.3

Losses and loss adjustment expenses	140.1	140.1
Commission expense	26.1	26.1
Compensation-related expenses(1)	23.9	23.9
Information technology expenses(1)	2.8	2.8
Professional fees(1)	5.4	5.4
Depreciation and amortization expenses(1)	3.3	3.3
Other underwriting expenses(1)(2)	2.2	2.2
AO and other expense allocations(3)	(9.3)	(9.3)
Premium taxes and assessments	7.6	7.6
Policyholder dividends	2.2	2.2
CECL related to premiums receivable	5.0	5.0
Total expenses	209.3	209.3

Net income before income taxes	37.0	37.0
Income tax expense	7.3	7.3
Net income(4)	$29.7	$29.7

Combined ratio	105.6%	105.6%

Adjusted stockholders' equity:
Stockholders’ equity	$1,083.1	$1,083.1
Deferred reinsurance gain—LPT Agreement	90.7	90.7
Accumulated other comprehensive loss, net of tax	53.2	53.2
Adjusted stockholders' equity(5)	$1,227.0	$1,227.0

	Insurance Operations	Total
	(in millions)
Six Months Ended June 30, 2026
Gross premiums written	$344.2	$344.2
Net premiums written	341.4	341.4

Net premiums earned	355.0	355.0
Net investment income	55.7	55.7
Net realized and unrealized gains on investments	17.0	17.0
Other income	0.1	0.1
Total revenues	427.8	427.8

Losses and loss adjustment expenses	251.5	251.5
Commission expense	45.9	45.9
Compensation-related expenses(1)	47.9	47.9
Information technology expenses(1)	5.6	5.6
Professional fees(1)	10.0	10.0
Depreciation and amortization expenses(1)	6.3	6.3
Other underwriting expenses(1)(2)	5.0	5.0
AO and other expense allocations(3)	(17.0)	(17.0)
Premium taxes and assessments	14.0	14.0
Policyholder dividends	1.9	1.9
CECL related to premiums receivable	6.9	6.9
Interest and financing expenses	2.4	2.4
Total expenses	380.4	380.4

Net income before income taxes	47.4	47.4
Income tax expense	8.2	8.2
Net income(4)	$39.2	$39.2

Combined ratio	106.4%	106.4%

Adjusted stockholders' equity:
Stockholders’ equity	$858.8	$858.8
Deferred reinsurance gain—LPT Agreement	85.3	85.3
Accumulated other comprehensive loss, net of tax	12.2	12.2
Adjusted stockholders' equity(5)	$956.3	$956.3

	Insurance Operations	Total
	(in millions)
Six Months Ended June 30, 2025
Gross premiums written	$415.4	$415.4
Net premiums written	411.8	411.8

Net premiums earned	381.3	381.3
Net investment income	59.2	59.2
Net realized and unrealized gains on investments	8.1	8.1
Other income	0.3	0.3
Total revenues	448.9	448.9

Losses and loss adjustment expenses	260.8	260.8
Commission expense	49.1	49.1
Compensation-related expenses(1)	51.5	51.5
Information technology expenses(1)	5.8	5.8
Professional fees(1)	10.2	10.2
Depreciation and amortization expenses(1)	6.7	6.7
Other underwriting expenses(1)(2)	4.3	4.3
AO and other expense allocations(3)	(19.9)	(19.9)
Premium taxes and assessments	15.1	15.1
Policyholder dividends	5.0	5.0
CECL related to premiums receivable	7.3	7.3
Interest and financing expenses	0.1	0.1
Total expenses	396.0	396.0

Net income before income taxes	52.9	52.9
Income tax expense	10.4	10.4
Net income(4)	$42.5	$42.5

Combined ratio	103.9%	103.9%

Adjusted stockholders' equity:
Stockholders’ equity	$1,083.1	$1,083.1
Deferred reinsurance gain—LPT Agreement	90.7	90.7
Accumulated other comprehensive loss, net of tax	53.2	53.2
Adjusted stockholders' equity(5)	$1,227.0	$1,227.0
(1)Certain underwriting expenses are shown prior to adjusting and other (AO) and other expense allocations.
(2)Other underwriting segment expenses include marketing and advertising, travel, corporate insurance, payment processing fees, and other miscellaneous expenses.
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

	June 30, 2026		June 30, 2025
State	Gross Premiums Written (TTM)	Policies In-force	Gross Premiums Written (TTM)	Policies In-force
	(dollars in millions)
California	$309.7	43,641	$355.8	46,685
Florida	53.7	10,912	66.0	11,278
New York	36.2	7,793	37.6	7,878
Other (43 states and D.C.)	263.5	65,255	311.8	68,580
Total excluding adjustments	$663.1	127,601	$771.2	134,421
Final audit premium accruals	7.2	—	(13.0)	—
Surcharges and assigned risk premiums	14.6	—	14.7	—
Total	$684.9	127,601	$772.9	134,421
15. Subsequent Event
On May 28, 2024, EHI entered into the Credit Agreement, which provided for a $25.0 million, unsecured, three-year revolving credit facility and is guaranteed by EGI and CGI. On July 29, 2026, EHI and Wells Fargo Bank, National Association, entered into Amendment No. 1 to the Credit Agreement. The Amendment increases the Credit Agreement to $35.0 million, extends the agreement through July 29, 2029, and remains guaranteed by EGI and CGI. To reflect the Company's recapitalization plan, the Amendment also reduces the minimum consolidated net worth covenant from $800.0 million to $700.0 million and the maximum debt to total capitalization ratio from 35.0% to 27.5%, applicable to fiscal quarters ending after the effective date. All other substantive terms of the Credit Agreement remain unchanged.
Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in Item 1 of Part I. Unless otherwise indicated, all references to "we," "us," "our," "the Company," or similar terms refer to EHI, together with its subsidiaries. In this Quarterly Report on Form 10-Q, the Company and its management discuss and make statements based on currently available information regarding their intentions, beliefs, current expectations, and projections of, among other things, the Company's future performance, economic or market conditions, including current or future levels of inflation, potential implications of tariffs, changes in interest rates, labor market expectations, catastrophic events or geopolitical conditions, legislative or regulatory actions or court decisions, business growth, retention rates, loss costs, claim trends and the impact of key business initiatives, future technologies and planned investments. Certain of these statements may constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and are often identified by words such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "target," "project," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," "likely," or "continue," or other comparable terminology and their negatives. The Company and its management caution investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in the Company’s future performance. Factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements include, among other things, those discussed or identified from time to time in the Company’s public filings with the SEC, including the risks detailed in the Company's Annual Reports on Form 10-K and in the Company's subsequent Quarterly Reports on Form 10-Q. Except as required by applicable securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
We provide workers’ compensation insurance throughout most of the United States, with a concentration in California, where 47% of our trailing twelve month gross written premiums, excluding adjustments, are generated. In February 2026, we launched a new excess workers’ compensation product focused on self-insured enterprises in several jurisdictions across the United States. We wrote our first excess workers’ compensation policy in June 2026. Our revenues primarily consist of net premiums earned, net investment income, and net realized and unrealized gains and losses on investments.
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
For excess workers’ compensation, our approach is to deliver a flexible, data-driven solution that goes beyond traditional excess coverage by incorporating value-added services. We believe these services, resulting in improved organizational performance and reduced long-term loss costs for our policyholders, will serve as a key competitive advantage in the self-insured market, differentiating us from carriers that offer coverage alone.
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
Overview
Summary Financial Results
Our net income was $29.1 million and $39.2 million for the three and six months ended June 30, 2026, compared to $29.7 million and $42.5 million for the corresponding periods of 2025. The key factors that affected our financial performance during the three and six months ended June 30, 2026, compared to the same periods of 2025, included:
•Gross premiums written decreased 19.6% and 17.1%;
•Net premiums earned decreased 12.2% and 6.9%;
•Net investment income increased 1.1% and decreased 5.9%;
•Net realized and unrealized gains on investments of $18.7 million and $17.0 million compared to $20.9 million and $8.1 million;
•Losses and LAE decreased 12.7% and 3.6%;
•Commission expense decreased 14.9% and 6.5%;
•Underwriting expenses decreased 7.9% and 6.3%; and
•Underwriting loss of $10.1 million and $23.0 million compared to $11.0 million and $14.6 million.
Three and Six Months Ended June 30, 2026
Our 2026 underwriting results reflect lower net premiums earned, partially offset by reductions in losses and LAE, commission expenses, and underwriting expenses. Our investment results were primarily impacted by favorable net realized and unrealized gains on investments as net investment income was slightly higher for the quarter, but lower in the first half of 2026, as compared to prior year periods.

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
Our consolidated financial results of operations for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Gross premiums written	$163.4	$203.3	$344.2	$415.4
Net premiums written	$162.0	$201.5	$341.4	$411.8

Net premiums earned	$174.1	$198.3	$355.0	$381.3
Net investment income	27.4	27.1	55.7	59.2
Net realized and unrealized gains on investments	18.7	20.9	17.0	8.1
Other income	—	—	0.1	0.3
Total revenues	220.2	246.3	427.8	448.9

Underwriting expenses:
Losses and LAE	122.3	140.1	251.5	260.8
Commission expense	22.2	26.1	45.9	49.1
Underwriting expenses	39.7	43.1	80.6	86.0
Non-underwriting expenses:
Interest and financing expenses	1.3	—	2.4	0.1
Total expenses	185.5	209.3	380.4	396.0

Net income before income taxes	34.7	37.0	47.4	52.9
Income tax expense	5.6	7.3	8.2	10.4
Net income	$29.1	$29.7	$39.2	$42.5

I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned. Our underwriting results for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Gross premiums written	$163.4	$203.3	$344.2	$415.4
Net premiums written	$162.0	$201.5	$341.4	$411.8

Net premiums earned	$174.1	$198.3	$355.0	$381.3

Losses and LAE	122.3	140.1	251.5	260.8
Commission expense	22.2	26.1	45.9	49.1
Underwriting expenses	39.7	43.1	80.6	86.0
Total underwriting expenses	184.2	209.3	378.0	395.9
Underwriting loss	$(10.1)	$(11.0)	$(23.0)	$(14.6)
Total impact of the LPT	(1.5)	(1.7)	(2.7)	(3.3)
Underwriting loss excluding LPT(1)	$(11.6)	$(12.7)	$(25.7)	$(17.9)

Loss and LAE ratio	70.2%	70.7%	70.8%	68.4%
Commission expense ratio	12.8	13.2	12.9	12.9
Underwriting expense ratio	22.8	21.7	22.7	22.6
Combined ratio	105.8%	105.6%	106.4%	103.9%
Total impact of the LPT	0.9%	0.8%	0.8%	0.9%
Combined ratio excluding LPT(1)	106.7%	106.4%	107.2%	104.8%
(1) The LPT Agreement is a non-recurring transaction that no longer provides us with any ongoing cash benefits. We provide our underwriting income and combined ratios excluding the effects of the LPT because we believe that these measures are useful in providing investors, analysts, and other interested parties a meaningful understanding of our ongoing underwriting performance and provides them with a consistent basis for comparison with other companies in our industry. In addition, we believe that these non-GAAP measures, as presented, are helpful to our management in identifying trends in our performance because the LPT has limited significance to our current and ongoing operations.
Gross Premiums Written
Gross premiums written were $163.4 million and $344.2 million for the three and six months ended June 30, 2026, respectively, compared to $203.3 million and $415.4 million for the corresponding periods of 2025, respectively. For the three and six months ended June 30, 2026, decreases in gross premiums written were largely driven by declines in both new and renewal business premiums, primarily reflecting our pricing and underwriting actions, which commenced in 2025 and continue in 2026, taken to return to historical underwriting margins. These decreases were partially offset by increases in our ending final audit premium accruals and a premium restitution of $2.5 million from a former policyholder reflected in both periods. Additionally, during the second quarter of 2026, we bound our first excess workers' compensation policy. Total in-force policies at June 30, 2026 were 127,601 compared to 134,421 in-force policies at June 30, 2025.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the periods presented, the reinsurance premiums ceded related to our annual reinsurance program as further described herein.
Net premiums written were $162.0 million and $341.4 million for the three and six months ended June 30, 2026, respectively, compared to $201.5 million and $411.8 million for the corresponding periods of 2025, respectively. Reinsurance premiums ceded were $1.4 million and $2.8 million for the three and six months ended June 30, 2026, respectively, compared to $1.8 million and $3.6 million for the corresponding period of 2025, respectively.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.
Net premiums earned were $174.1 million and $355.0 million for the three and six months ended June 30, 2026, respectively, compared to $198.3 million and $381.3 million for the corresponding periods of 2025, respectively.

Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss and LAE ratio excluding LPT	71.1%	71.5%	71.6%	69.3%
Loss and LAE ratio - LPT	(0.9)	(0.8)	(0.8)	(0.9)
Commission expense ratio	12.8	13.2	12.9	12.9
Underwriting expense ratio	22.8	21.7	22.7	22.6
Combined ratio	105.8%	105.6%	106.4%	103.9%
Combined ratio excluding LPT	106.7%	106.4%	107.2%	104.8%
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$124.1	$141.5	$254.6	$262.5
Prior accident year (favorable) adverse loss reserve development, net	(0.3)	0.3	(0.4)	1.6
Impact of LPT	(1.5)	(1.7)	(2.7)	(3.3)
Calendar year losses and LAE	$122.3	$140.1	$251.5	$260.8

Current accident year loss and LAE ratio - excluding LPT	71.3%	71.4%	71.7%	68.8%
Calendar year loss and LAE ratio - excluding LPT	71.1%	71.5%	71.6%	69.3%
Calendar year loss and LAE ratio	70.2%	70.7%	70.8%	68.4%
The decrease in our calendar year losses and LAE during the three months ended June 30, 2026, as compared to the same period of 2025, was primarily due to lower earned premiums as our current accident year loss and LAE estimate remains consistent. The decrease in our calendar year losses and LAE during the six months ended June 30, 2026, as compared to the same period of 2025, was primarily due to lower earned premiums, partially offset by a higher current accident year loss and LAE estimate due to increased cumulative trauma (CT) claim frequency in California.
Prior accident year net favorable loss reserve development on our assigned risk business totaled $0.3 million during the three months ended June 30, 2026. Prior accident year net adverse loss reserve development on our assigned risk business totaled $0.3 million during the three months ended June 30, 2025.
Prior accident year net favorable loss reserve development totaled $0.4 million on our assigned risk business during the six months ended June 30, 2026. Prior accident year adverse loss reserve development totaled $1.6 million during the six months ended June 30, 2025, which included $0.7 million net adverse loss reserve development on our voluntary risk business and $0.9 million net adverse loss reserve development on our assigned risk business.
Our current accident year loss and LAE ratio excluding LPT related to our voluntary business was 72.0% for both the three and six months ended June 30, 2026 and consistent with the same ratio recorded for accident year 2025. The $2.5 million premium restitution referenced above reduced the current accident year loss and LAE ratios excluding LPT listed above by approximately 1.0 percentage point and 0.5 percentage point for the three and six months ended June 30, 2026, respectively.
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in millions)
Amortization of the Deferred Gain - losses	$1.5	$1.7	$2.7	$3.3
Total impact of the LPT	$1.5	$1.7	$2.7	$3.3
Commission Expense
Commission expense includes direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as agency incentive payments, other marketing costs, and fees.
Our commission expense ratio was 12.8% and 12.9% for the three and six months ended June 30, 2026, respectively, compared to 13.2% and 12.9% for the corresponding periods of 2025, respectively, and our commission expense was $22.2 million and $45.9 million for the three and six months ended June 30, 2026, respectively, compared to $26.1 million and $49.1 million for the corresponding periods of 2025, respectively.
The decrease in our commission expense ratio and our commission expense for the three months ended June 30, 2026 was primarily driven by lower agency incentive accruals, which are specific to individual contracts and vary with agency targets, and lower new business premiums written. Our commission expense ratio was flat and the decrease in our commission expense for the six months ended June 30, 2026 was primarily driven by lower agency incentive accruals, which are specific to individual contracts and vary with agency targets, lower premiums written, and release of commissions payable associated with non-performing policies sent to collections.
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
Our underwriting expense ratio was 22.8% and 22.7% for the three and six months ended June 30, 2026, respectively, compared to 21.7% and 22.6% for the corresponding periods of 2025, respectively, and our underwriting expenses were $39.7 million and $80.6 million for the three and six months ended June 30, 2026, respectively, compared to $43.1 million and $86.0 million for the corresponding periods of 2025, respectively. Despite the reduction in our underwriting expenses, our underwriting expense ratio for the three and six months ended June 30, 2026 increased due to lower premiums earned. As highlighted below, we continue our disciplined focus on expense reductions.
The decrease in underwriting expenses for the three months ended June 30, 2026 was primarily the result of lower policyholder dividends of $1.4 million, net CECL provision on premiums receivable of $1.1 million, compensation-related expenses of $1.0 million, and premium taxes and assessments of $0.7 million. These decreases were partially offset by lower internal AO and other expense allocations of $0.8 million, each compared to the same period of 2025.
The decrease in underwriting expenses for the six months ended June 30, 2026 was primarily the result of lower compensation-related expenses of $3.6 million, policyholder dividends of $3.1 million, and premium taxes and assessments of $1.1 million. These decreases were partially offset by lower internal AO and other expense allocations of $2.9 million, each compared to the same period of 2025.
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
Net investment income increased 1.1% and decreased 5.9% during the three and six months ended June 30, 2026, respectively, compared to the same periods of 2025. The increase for the three months ended June 30, 2026 was primarily related to higher yield on fixed maturity securities. The decrease for the six months ended June 30, 2026 was primarily attributable to reduced distributions from our investments in private equity limited partnerships, which were elevated in the prior period, and lower invested balances, partially offset by higher yields on fixed maturity securities resulting from our investment rebalancing activity in 2025.
Net realized and unrealized gains and losses on our investments are reported separately from our net investment income. Net realized gains and losses on investments include the gain or loss on a security at the time of sale compared to its original or adjusted cost (equity securities) or amortized cost (fixed maturity securities). Realized losses are also recognized for adverse changes in our CECL allowance or when securities are written down because of an other-than-temporary impairment. Changes in the fair value of equity securities and other invested assets are also included in Net realized and unrealized losses on investments on our Consolidated Statements of Comprehensive Income (Loss).
Net realized and unrealized gains on investments were $18.7 million and $17.0 million for the three and six months ended June 30, 2026, respectively, compared to $20.9 million and $8.1 million for the corresponding periods of 2025, respectively. The net realized and unrealized gains on investments for the three months ended June 30, 2026 and 2025 included $19.2 million and $21.0 million of net realized and unrealized gains on equity securities and other investments, respectively, and $0.5 million and $0.1 million of net realized losses on fixed maturity securities, respectively. The net realized and unrealized gains on investments for the six months ended June 30, 2026 and 2025 included $18.0 million and $9.1 million of net realized and unrealized gains on equity securities and other investments, respectively, and $1.0 million of net realized losses on fixed maturity securities in each period.
The net investment gains on our equity securities during the three and six months ended June 30, 2026 were largely consistent with the performance of the U.S. equity markets. The net investment gains on our other investments during the three and six months ended June 30, 2026 resulted from an increase in the underlying value of the private equity limited partnership interests we own. The net realized investment losses on our fixed maturity securities during the three and six months ended June 30, 2026 included a $0.4 million and $0.7 million increase in our allowance for CECL.

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
Interest and financing expenses were $1.3 million and $2.4 million for the three and six months ended June 30, 2026, respectively, compared to less than $0.1 million and $0.1 million for the three and six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026, resulted primarily from interest expense associated with our various advances with the FHLB.
Income Tax Expense
Income tax expense was $5.6 million and $8.2 million for the three and six months ended June 30, 2026, respectively, compared to $7.3 million and $10.4 million for the corresponding periods of 2025, respectively. The effective tax rate was 16.1% and 17.3% for the three and six months ended June 30, 2026, compared to 19.7% for each of the corresponding periods of 2025, respectively. The effective rates during each of the periods presented deviate favorably from the statutory rate of 21.0% due to, in part, income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, income adjustments related to the Fund, and tax credits utilized.
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
Total cash and investments at the holding company were $34.2 million at June 30, 2026, consisting of $30.5 million of cash and cash equivalents, $3.2 million of fixed maturity securities, and $0.5 million of equity securities.

In November 2025, EHI entered into two three-year intercompany loan agreements with its insurance subsidiaries: one with EICN (the "EICN Agreement") and one jointly with EAC, ECIC, EPIC, and CIC (the "Omnibus Agreement"). Together, the agreements provide approximately $200.0 million of lending capacity, with individual advances bearing interest at the prevailing rate published by the FHLB for advances of comparable duration. As of June 30, 2026, $160.0 million is outstanding under these intercompany loan agreements, which were primarily utilized to fund our recapitalization plan.
On May 28, 2024, EHI entered into a Credit Agreement (as amended, the Credit Agreement) which provides for a $25.0 million, unsecured, three-year revolving credit facility and is guaranteed by EGI and CGI. On July 29, 2026, EHI and Wells Fargo Bank, National Association, entered into Amendment No. 1 to the Credit Agreement. The Credit Agreement provides for a $35.0 million, unsecured, three-year revolving credit facility and remains guaranteed by EGI and CGI. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries.
The interest rates applicable to loans under the Credit Agreement are generally based on, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 0.50% and the Adjusted Term SOFR for a one-month tenor plus 1.00%, or (ii) an Adjusted Term SOFR, defined as the applicable Adjusted Term SOFR plus 1.50%. Interest paid and/or fees incurred pursuant to the Credit Agreement, as applicable, was $0.3 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
The Credit Agreement contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $800.0 million; and (ii) a debt to total capitalization ratio of no more than 35%, in each case as determined in accordance with the Credit Agreement. As of June 30, 2026, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
On February 17, 2026, EHI borrowed $20.0 million under the Credit Agreement as part of our recapitalization plan. The advance bears interest at a rate of 5.15% based on the three-month Adjusted Term SOFR, with a reset date of August 18, 2026. As of June 30, 2026, $20.0 million was outstanding under the Credit Agreement. The outstanding balance is classified as long-term debt as the amended Credit Agreement expires on July 29, 2029. Advances can be repaid at any time without prepayment penalties or additional fees.
Operating Subsidiaries’ Liquidity
The primary sources of cash for our operating subsidiaries, which include our insurance and other operating subsidiaries, are premium collections, investment income, sales and maturities of investments, and reinsurance recoveries. The primary uses of cash for our operating subsidiaries are payments of losses and LAE, commission expense, underwriting expenses, ceded reinsurance, investment purchases, and dividends paid to their parent.
Total cash and investments held by our operating subsidiaries was $2,415.2 million at June 30, 2026, consisting of $83.0 million of cash and cash equivalents, and restricted cash, $2,034.7 million of fixed maturity securities, $179.7 million of equity securities, $96.1 million of other invested assets, and $21.7 million of short-term investments. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of June 30, 2026 consisted of $82.8 million of cash and cash equivalents, $170.9 million of publicly traded equity securities whose proceeds are available within two business days, and $787.2 million of highly liquid fixed maturity securities whose proceeds are also available within two business days. We believe that our subsidiaries’ liquidity needs over the next 12 months and for the longer-term period thereafter will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on our statutory admitted assets on a per company basis. The following table summarizes the terms and maturities of the advances outstanding at June 30, 2026.

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
These advances were assumed by EHI through the intercompany loan agreements as described above and executed as part of the Company’s recapitalization plan. Interest incurred and paid on these borrowings during the three and six months ended June 30, 2026 was $1.0 million and $1.9 million, respectively.
FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. Letter of Credit Agreements we currently have in effect will expire March 31, 2027 and must be fully secured with eligible collateral at all times (See Note 10).
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $585.3 million and $587.4 million were on deposit at June 30, 2026 and December 31, 2025, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $170.0 million of securities on deposit at both June 30, 2026 and December 31, 2025.
We purchase reinsurance annually to protect us against the costs of severe claims and certain catastrophic events. On July 1, 2026, we entered into a new reinsurance program that is effective through June 30, 2027. The reinsurance program consists of one treaty covering excess of loss and catastrophic loss events in four layers of coverage. Our reinsurance coverage is $190.0 million in excess of our $10.0 million retention on a per occurrence basis; including a maximum any one life limit of $20.0 million, subject to certain exclusions. Our previous reinsurance program consisted of one treaty covering excess of loss and catastrophic loss events in four layers of coverage, which included a 10% co-participation share within each layer of coverage retained by us. The reinsurance coverage was $190.0 million ($171.0 million net of our co-participation) in excess of our $10.0 million retention on a per occurrence basis, including a maximum any one life limit of $20.0 million, subject to certain exclusions. We believe that our reinsurance program currently meets our needs.
Certain reinsurance contracts require funds owned by us to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.0 million and $3.1 million at June 30, 2026 and December 31, 2025, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our cash forecasts as appropriate.
The table below shows our net cash flows:

	Six Months Ended
	June 30,
	2026	2025
	(in millions)
Cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(8.1)	$14.6
Investing activities	(5.2)	46.2
Financing activities	(33.2)	(60.0)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(46.5)	$0.8

For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 included net claims payments of $279.9 million, underwriting expenses paid of $75.5 million, commissions paid of $48.4 million, interest paid of $2.4 million and federal income taxes paid of $1.4 million. The cash outflows used in these activities were partially offset by net premiums received of $345.9 million and investment income received of $53.6 million.
Net cash provided by operating activities for the six months ended June 30, 2025 included net premiums received of $385.4 million and investment income received of $58.1 million. The cash provided by these operating activities were partially offset by net claims payments of $274.9 million, underwriting expenses paid of $92.1 million, commissions paid of $50.2 million, and federal income taxes paid of $11.6 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 related primarily to investments of premiums received and the reinvestment of funds from investment sales, maturities, redemptions, and interest income. The cash outflows used in these activities were partially offset by investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases.
Net cash provided by investing activities for the six months ended June 30, 2025 related primarily to returns from our investments, investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases. Those investing cash inflows were partially offset by investments of premiums received and the reinvestment of funds from investment sales, maturities, redemptions, and interest income.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 related primarily to stockholder dividend payments and common stock repurchases offset by FHLB advances and borrowings on the Credit Agreement.
Net cash used in financing activities for the six months ended June 30, 2025 related primarily to stockholder dividend payments and common stock repurchases.
Dividends
We paid $12.6 million and $15.4 million in dividends to our stockholders and eligible equity plan award holders for the six months ended June 30, 2026 and 2025, respectively. The declaration and payment of future dividends to our stockholders, including any special dividends, will be at the discretion of our Board of Directors (Board) and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board deems relevant. On July 29, 2026, the Board declared a quarterly dividend per share of $0.34, which is payable August 26, 2026 to stockholders of record on August 12, 2026.
Stock Repurchases
We repurchased 651,752 shares of our common stock for $27.7 million during the three months ended June 30, 2026 and we repurchased 2,464,081 shares of our common stock for $104.5 million during the six months ended June 30, 2026. We have $113.0 million repurchase authorization remaining under the 2026 Program. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and socioeconomic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors that our Board deems relevant.
Capital Resources
As of June 30, 2026, the capital resources available to us consisted of $858.8 million of stockholders’ equity and the $85.3 million Deferred Gain.

Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of June 30, 2026:
Debt
We obtained advances from the FHLB totaling $105.0 million, bearing interest rates ranging from 3.74% to 3.87%, of which none are payable within 12 months. Additionally, we had $20.0 million outstanding under our Credit Agreement, of which none is payable within 12 months based on the amended Credit Agreement's expiration date of July 29, 2029.
Leases
We have entered into lease arrangements for certain equipment and facilities. As of June 30, 2026, we had lease payment obligations totaling $4.1 million, of which $0.8 million is payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments, and other legally binding agreements to purchase services that are to be used in our operations. As of June 30, 2026, we had other purchase obligations totaling $6.2 million, of which $3.8 million is payable within 12 months.
Unfunded Investment Commitments
As of June 30, 2026, we had private equity limited partnerships with unfunded investment commitments totaling $9.7 million that can be called at any time.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of June 30, 2026, we had unpaid losses and LAE reserves totaling $1,775.2 million, of which $327.0 million is estimated to be payable within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of June 30, 2026, we had reinsurance recoverables on unpaid losses and LAE totaling $380.1 million, of which $27.1 million is currently expected to be received within 12 months.
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total returns; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance. These investments provide a steady source of income.
As of June 30, 2026, our investment portfolio consisted of 89% fixed maturity securities with a duration of 4.5, which is measured by their sensitivity to changes in interest rates. Our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity portfolio had a weighted average quality of “A+” as of June 30, 2026.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $171.5 million at June 30, 2026, which represented 7% of our investment portfolio at that time. We also have an $8.7 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our investment portfolio also contains certain other investments, which made up 4% of our investment portfolio at June 30, 2026, and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $96.1 million at June 30, 2026 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We periodically receive distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments, during the full course of the fund term. As of June 30, 2026, we had unfunded commitments to these private equity limited partnerships totaling $9.7 million.

We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (which is calculated based on the amortized cost of the associated invested assets) as of June 30, 2026.

Category	Estimated Fair Value	Percentage of Total Investments Measured at Fair Value	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$80.9	3.6%	3.9%
States and municipalities	151.7	6.8	4.8
Corporate securities	702.8	31.5	4.7
Residential mortgage-backed securities	748.2	33.5	5.1
Commercial mortgage-backed securities	30.0	1.3	5.6
Asset-backed securities	166.3	7.5	5.5
Collateralized loan obligations	2.5	0.1	5.8
Foreign government securities	2.0	0.1	6.2
Other securities	153.5	6.9	6.2
Equity securities	171.5	7.7	2.3
Short-term investments	21.7	1.0	3.9
Total investments at fair value	$2,231.1	100.0%
Weighted average book yield			4.9%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of June 30, 2026 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.2%
“AA”	46.1
“A”	32.3
“BBB”	5.2
Below Investment Grade	8.2
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also record provisions and recoveries for changes in CECL allowance on AFS investments as realized gains and losses. As of June 30, 2026, we maintained a CECL allowance of $1.1 million on AFS investments. During the six months ended June 30, 2026, we recognized a net $0.7 million increase to our allowance for CECL on AFS investments. The remaining fixed maturity securities whose total fair value was less than amortized cost at June 30, 2026, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
Economic disruptions caused by ongoing financial market volatility, inflationary pressures, heightened geopolitical conditions, and tariff uncertainty have impacted the credit risk associated with certain of our investment holdings. As of June 30, 2026, we maintained a $1.1 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
Our fixed maturity securities are exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we monitor through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a duration of 4.5, which is measured by their sensitivity to changes in interest rates, at June 30, 2026. Our investment strategy balances consideration of duration, yield, and credit risk. We continually monitor the changes in interest rates and their impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of June 30, 2026. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $2,059.6 million as of June 30, 2026, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(255.1)	(12.4)%
200 basis point rise	(171.6)	(8.3)
100 basis point rise	(85.3)	(4.1)
50 basis point rise	(41.9)	(2.0)
50 basis point decline	41.5	2.0
100 basis point decline	79.8	3.9
200 basis point decline	149.5	7.3
300 basis point decline	216.1	10.5
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Receivables- Nonrefundable Fees and Other Costs," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages tend to prepay faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of June 30, 2026, the par value of our commercial and residential mortgage-backed securities holdings was $786.7 million, and the amortized cost was 99.5% of par value. The commercial and residential mortgage-backed securities portion of the portfolio totaled 34.8% of total investments as of June 30, 2026. Agency-backed residential mortgage pass-throughs represented 86.9% of the residential mortgage-backed securities portion of the portfolio as of June 30, 2026.
Equity Price Risk
Equity price risk is the risk of a decline in market value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio could result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains and losses on our Consolidated Statements of Comprehensive Income (Loss). Economic and market disruptions caused by geopolitical conditions, inflationary pressures, and tariff uncertainty, have resulted in volatility in the fair value of our equity securities. We mitigate our exposure to equity price risk through dollar-cost averaging and by diversifying our equity holdings across several industry sectors.
The table below shows the sensitivity of our equity securities at fair value to price changes as of June 30, 2026:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$87.1	$171.5	$154.4	$(17.1)	$188.7	$17.2
Effects of Inflation
In recent years, economic slowdowns, financial market volatility, monetary and fiscal policy measures, heightened geopolitical tensions and fluctuations in interest rates have contributed to higher levels of inflation and may continue to lead to elevated levels of inflation in future periods.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
April 1 - April 30	371,528	$42.25	371,528	$125.0
May 1 - May 31	262,054	42.59	262,054	113.8
June 1 - June 30	18,170	43.61	18,170	113.0
	651,752	$42.43	651,752
On April 29, 2026, the Board authorized the 2026 Program (the 2026 Program) for repurchases up to $125.0 million of our common stock from May 4, 2026 through December 31, 2027, unless otherwise extended, terminated, or modified by the Board. The 2026 Program replaces a similar program that was scheduled to expire on December 31, 2026, but whose remaining repurchase authorization had been exhausted. The 2026 Program provides that shares may be purchased in the open market and/or in privately negotiated transactions from time to time, and that all purchases shall be made in compliance with all applicable provisions of the Nevada Revised Statutes and federal and state securities laws including, but not limited to, Rules 10b5-1 and 10b-18 of the Exchange Act.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.
Entry into Credit Agreement Amendment
On May 28, 2024, EHI entered into the Credit Agreement, which provided for a $25.0 million, unsecured, three-year revolving credit facility and is guaranteed by EGI and CGI. On July 29, 2026, EHI and Wells Fargo Bank, National Association, entered into Amendment No. 1 to the Credit Agreement. The Amendment increases the Credit Agreement to $35.0 million, extends the agreement through July 29, 2029, and remains guaranteed by EGI and CGI. To reflect the Company's recapitalization plan, the Amendment also reduces the minimum consolidated net worth covenant from $800.0 million to $700.0 million and the maximum debt to total capitalization ratio from 35.0% to 27.5%, applicable to fiscal quarters ending after the effective date. All other substantive terms of the Credit Agreement remain unchanged.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
10.1
Amendment No. 1 to Credit Agreement, dated as of July 29, 2026, by and among Employers Holdings, Inc., as Borrower, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender
X
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael A. Pedraja Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael A. Pedraja Pursuant to Section 906	X
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

EMPLOYERS HOLDINGS, INC.

Date:	July 30, 2026	/s/ Michael A. Pedraja
Michael A. Pedraja
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial Officer)