Form 10-Q
period 2026-09-30
Employers Holdings, Inc.
filed 2026-10-30
CIK 1379041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2026, there were 17,537,461 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2026	December 31, 2025
Assets	(unaudited)
Investments:
Fixed maturity securities at fair value (amortized cost $2,068.9 at September 30, 2026 and $2,031.8 at December 31, 2025, less CECL allowance of $1.0 at September 30, 2026 and $0.4 at December 31, 2025)	$1,974.3	$2,040.7
Equity securities at fair value (cost $88.5 at September 30, 2026 and $96.5 at December 31, 2025)	173.2	184.0
Equity securities at cost	9.1	7.5
Other invested assets (cost $75.0 at September 30, 2026 and $79.4 at December 31, 2025)	89.1	96.5
Short-term investments at fair value (amortized cost $13.2 at September 30, 2026 and $10.1 at December 31, 2025)	13.2	10.1
Total investments	2,258.9	2,338.8
Cash and cash equivalents	75.7	159.8
Restricted cash and cash equivalents	0.2	0.2
Accrued investment income	15.1	15.5
Premiums receivable (less CECL allowance of $25.0 at September 30, 2026 and $22.6 at December 31, 2025)	317.7	335.4
Reinsurance recoverable for:
Paid losses	6.6	5.9
Unpaid losses (less CECL allowance of $0.8 at September 30, 2026 and $0.8 at December 31, 2025)	374.0	385.7
Deferred policy acquisition costs	55.7	57.1
Federal income taxes recoverable	6.5	16.1
Deferred income tax asset, net	36.0	14.3
Property and equipment, net	6.2	6.5
Operating lease right-of-use assets	3.2	3.7
Intangible assets, net	13.6	13.6
Goodwill	36.2	36.2
Cloud computing arrangements	14.2	12.9
Other assets	32.3	34.9
Total assets	$3,252.1	$3,436.6
Liabilities and stockholders’ equity
Unpaid losses and loss adjustment expenses	$1,733.3	$1,805.8
Unearned premiums	374.9	391.9
Commissions and premium taxes payable	53.5	59.9
Accounts payable and accrued expenses	21.9	23.4
Deferred reinsurance gain—LPT Agreement	84.0	88.0
Short-term debt	—	16.0
Operating lease liability	3.4	3.9
Non-cancellable obligations	4.2	7.7
Long-term debt	125.0	19.0
Other liabilities	66.3	65.3
Total liabilities	$2,466.5	$2,480.9
Commitments and contingencies (Notes 3 and 6)

Employers Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)
	As of	As of
	September 30, 2026	December 31, 2025
Stockholders’ equity:	(unaudited)
Common stock, $0.01 par value; 150,000,000 shares authorized; 58,362,924 and 58,276,637 shares issued and 17,590,493 and 20,342,135 shares outstanding at September 30, 2026 and December 31, 2025, respectively	$0.6	$0.6
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Additional paid-in capital	430.9	427.8
Retained earnings	1,485.8	1,453.8
Accumulated other comprehensive (loss) income, net of tax	(74.0)	7.3
Treasury stock, at cost (40,772,431 shares at September 30, 2026 and 37,934,502 shares at December 31, 2025)	(1,057.7)	(933.8)
Total stockholders’ equity	785.6	955.7
Total liabilities and stockholders’ equity	$3,252.1	$3,436.6
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	(unaudited)		(unaudited)
Net premiums earned	$160.2	$192.1	$515.2	$573.4
Net investment income	32.3	26.1	88.0	85.3
Net realized and unrealized (losses) gains on investments	(3.2)	21.2	13.8	29.3
Other income (loss)	—	(0.1)	0.1	0.2
Total revenues	189.3	239.3	617.1	688.2
Expenses
Losses and loss adjustment expenses	114.0	186.6	365.5	447.4
Commission expense	20.6	23.0	66.5	72.1
Underwriting expenses	38.9	39.6	119.5	125.7
Interest and financing expenses	1.3	0.2	3.7	0.3
Other non-recurring expenses	—	1.1	—	1.1
Total expenses	174.8	250.5	555.2	646.6
Net income (loss) before income taxes	14.5	(11.2)	61.9	41.6
Income tax expense (benefit)	2.9	(2.9)	11.1	7.4
Net income (loss)	$11.6	$(8.3)	$50.8	$34.2

Comprehensive (loss) income
Unrealized AFS investment (losses) gains arising during the period, net of tax benefit (expense) of $16.3 and $(3.9) for the three months ended September 30, 2026 and 2025, respectively, and $21.8 and $(11.5) for the nine months ended September 30, 2026 and 2025, respectively	$(61.8)	$14.6	$(82.1)	$43.1
Reclassification adjustment for realized AFS investment losses in net income, net of tax benefit of $(0.5) for the three months ended September 30, 2025, and $(0.2) and $(0.7) for nine months ended September 30, 2026 and 2025, respectively	—	2.0	0.8	2.8
Other comprehensive (loss) income, net of tax	(61.8)	16.6	(81.3)	45.9
Total comprehensive (loss) income	$(50.2)	$8.3	$(30.5)	$80.1

Earnings (loss) per common share (Note 13):
Basic	$0.65	$(0.36)	$2.75	$1.43
Diluted	$0.64	$(0.36)	$2.73	$1.42
Cash dividends declared per common share and eligible equity plan awards	$0.34	$0.32	$1.00	$0.94
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended September 30, 2026 and 2025
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, July 1, 2026	58,352,888	$0.6	$429.3	$1,480.5	$(12.2)	$(1,039.4)	$858.8
Stock-based obligations	—	—	1.7	—	—	—	1.7
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	10,036	—	(0.1)	—	—	—	(0.1)
Acquisitions of common stock	—	—	—	—	—	(18.3)	(18.3)
Dividends declared	—	—	—	(6.3)	—	—	(6.3)
Net income for the period	—	—	—	11.6	—	—	11.6
Change in net unrealized losses on AFS investments, net of taxes of $16.3	—	—	—	—	(61.8)	—	(61.8)
Balance, September 30, 2026	58,362,924	$0.6	$430.9	$1,485.8	$(74.0)	$(1,057.7)	$785.6

Balance, July 1, 2025	58,257,209	$0.6	$425.7	$1,500.2	$(53.2)	$(790.2)	$1,083.1
Stock-based obligations	—	—	1.1	—	—	—	1.1
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	18,052	—	(0.1)	—	—	—	(0.1)
Acquisitions of common stock	—	—	—	—	—	(45.7)	(45.7)
Dividends declared	—	—	—	(7.5)	—	—	(7.5)
Net (loss) for the period	—	—	—	(8.3)	—	—	(8.3)
Change in net unrealized losses on AFS investments, net of taxes of $(4.4)	—	—	—	—	16.6	—	16.6
Balance, September 30, 2025	58,275,261	$0.6	$426.7	$1,484.4	$(36.6)	$(835.9)	$1,039.2
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Treasury Stock at Cost	Total Stockholders’ Equity
	Shares Issued	Amount
	(in millions, except share data)
Balance, January 1, 2026	58,276,637	$0.6	$427.8	$1,453.8	$7.3	$(933.8)	$955.7
Stock-based obligations	—	—	4.3	—	—	—	4.3
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	86,287	—	(1.2)	—	—	—	(1.2)
Acquisitions of common stock	—	—	—	—	—	(123.9)	(123.9)
Dividends declared	—	—	—	(18.8)	—	—	(18.8)
Net income for the period	—	—	—	50.8	—	—	50.8
Change in net unrealized losses on AFS investments, net of taxes of $21.6	—	—	—	—	(81.3)	—	(81.3)
Balance, September 30, 2026	58,362,924	$0.6	$430.9	$1,485.8	$(74.0)	$(1,057.7)	$785.6

Balance, January 1, 2025	58,184,861	$0.6	$424.2	$1,472.9	$(82.5)	$(746.5)	$1,068.7
Stock-based obligations	—	—	3.9	—	—	—	3.9
Vesting of RSUs and PSUs, net of shares withheld to satisfy tax withholdings	90,400	—	(1.4)	—	—	—	(1.4)
Acquisitions of common stock	—	—	—	—	—	(89.4)	(89.4)
Dividends declared	—	—	—	(22.7)	—	—	(22.7)
Net income for the period	—	—	—	34.2	—	—	34.2
Change in net unrealized losses on AFS investments, net of taxes of $(12.2)	—	—	—	—	45.9	—	45.9
Balance, September 30, 2025	58,275,261	$0.6	$426.7	$1,484.4	$(36.6)	$(835.9)	$1,039.2
See accompanying unaudited notes to the consolidated financial statements.

Employers Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)
	Nine Months Ended
	September 30,
	2026	2025
Operating activities	(unaudited)
Net income	$50.8	$34.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2.6	2.6
Stock-based compensation	4.3	3.9
Amortization of cloud computing assets	3.7	7.8
Amortization of discounts and premiums on investments, net	(2.1)	(1.8)
Allowance for expected credit losses	2.4	2.9
Deferred income tax (benefit) expense	(0.1)	7.8
Net realized and unrealized (gains) on investments	(13.8)	(29.3)
Change in operating assets and liabilities:
Premiums receivable	15.3	(6.4)
Reinsurance recoverable on paid and unpaid losses	11.0	20.3
Cloud computing arrangements	(5.0)	(5.4)
Operating lease right-of-use assets	0.5	(0.2)
Current federal income taxes	11.5	(12.4)
Unpaid losses and loss adjustment expenses	(72.5)	14.3
Unearned premiums	(17.0)	18.2
Accounts payable, accrued expenses and other liabilities	(2.1)	(1.6)
Deferred reinsurance gain—LPT Agreement	(4.0)	(4.6)
Operating lease liabilities	(0.5)	(0.1)
Non-cancellable obligations	(3.5)	(3.4)
Other	(1.0)	(2.8)
Net cash (used in) provided by operating activities	(19.5)	44.0
Investing activities
Purchases of fixed maturity securities	(358.8)	(198.9)
Purchases of equity securities	(34.8)	(54.8)
Purchases of short-term investments	(48.1)	(16.6)
Purchases of other invested assets	(2.8)	(3.7)
Distributions from other invested assets	7.2	9.3
Proceeds from sale of fixed maturity securities	104.2	226.0
Proceeds from sale of equity securities	61.8	53.9
Proceeds from maturities and redemptions of fixed maturity securities	219.3	147.2
Proceeds from sales and maturities of short-term investments	45.0	11.2
Net change in unsettled investment purchases and sales	1.1	(4.2)
Capital expenditures and other	(2.3)	(2.0)
Net cash (used in) provided by investing activities	(8.2)	167.4
Financing activities
Acquisition of common stock and excise tax payments	(126.4)	(88.7)
Cash transactions related to stock-based compensation	(1.2)	(1.4)
Dividends paid to stockholders	(18.8)	(22.8)
Proceeds from FHLB advances	90.0	—
Proceeds from line of credit advances	20.0	—
Repayments on line of credit advances	(20.0)	—
Net cash used in financing activities	(56.4)	(112.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(84.1)	98.5
Cash, cash equivalents and restricted cash at the beginning of the period	160.0	68.5
Cash, cash equivalents and restricted cash at the end of the period	$75.9	$167.0

The following table presents our cash, cash equivalents and restricted cash by category within the Consolidated Balance Sheets:

	As of	As of
	September 30, 2026	December 31, 2025
	(unaudited)
	(in millions)
Cash and cash equivalents	$75.7	$159.8
Restricted cash and cash equivalents supporting reinsurance obligations	0.2	0.2
Total cash, cash equivalents and restricted cash	$75.9	$160.0

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses (LAE), evaluation of reinsurance recoverables, recognition of premium revenue, recoverability of deferred income taxes, and valuation of investments.

2. New Accounting Standards
Recently Issued Accounting Standards
In December 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-11, Interim Reporting (Topic 270). The amendments in this update clarify the interim disclosure requirements under GAAP and the applicability of Topic 270. The amendments provide a comprehensive list of interim disclosures currently required by GAAP and are intended to clarify existing requirements rather than expand or reduce them. The amendments also introduce a disclosure principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity, even if such disclosures are not specifically identified in Topic 270. In addition, the update clarifies the scope of Topic 270, the types of interim reporting, and the form and content of interim financial statements prepared in accordance with GAAP. This update is effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this standard when it becomes effective.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The amendments in this update eliminate all references to project stages and require capitalization of software costs when: (i) management authorizes and commits to funding the software project, and (ii) it is probable the software project will be completed and used as intended, known as the "probable-to-completion recognition threshold." Entities must consider whether there is significant uncertainty associated with the development activities of the software in determining whether the threshold is met. To determine whether significant development uncertainty exists, the amendments consider (i) whether uncertainties related to novel or unproven software functions or features, if identified, have been resolved through coding and testing, and (ii) whether the software’s required functions and performance criteria have been defined or are still being revised. The amendments also specify that property, plant, and equipment disclosure requirements apply to capitalized internal-use software costs, regardless of financial statement presentation, and incorporate the recognition requirements for website-specific development costs. This update is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective, or modified transition approach. The Company will adopt this standard when it becomes effective.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require further disaggregation of certain relevant costs and expenses into specified categories in disclosures within the footnotes to the financial statements for each interim and annual reporting period. Relevant expense captions required to be disclosed include the following, as applicable: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; (iv) intangible asset amortization; and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other depletion expenses). The amendments also require a qualitative description of the amounts of other items remaining in relevant expense captions that are not separately disaggregated. Further, entities must separately disclose the total amount of selling expenses and, in annual reporting periods, their definition of selling expenses should be disclosed. This update is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this standard when it becomes effective.
Recently Adopted Accounting Standards
None
3. Valuation of Financial Instruments
Financial Instruments Carried at Fair Value
The carrying value and the estimated fair value of the Company’s financial instruments at fair value were as follows:

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets
Total investments at fair value	$2,160.7	$2,160.7	$2,234.8	$2,234.8
Cash and cash equivalents	75.7	75.7	159.8	159.8
Restricted cash and cash equivalents	0.2	0.2	0.2	0.2
Financial liabilities
FHLB advances (Note 10)	125.0	121.3	35.0	35.0
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
For securities not actively traded, third party pricing services may use quoted market prices of similar instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates, and prepayment speed assumptions. There were no material adjustments to the valuation methodology utilized by third party pricing services as of September 30, 2026 and December 31, 2025.
These methods of valuation only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If objectively verifiable information is not available, the Company would be required to produce an estimate of fair value using some of the same methodologies, making assumptions for market-based inputs that are unavailable.
As of September 30, 2026, the Company's insurance subsidiaries had aggregate Federal Home Loan Bank of San Francisco (FHLB) advances outstanding totaling $125.0 million, bearing fixed interest rates ranging from 3.74% to 4.45% and maturing between February 2029 and May 2029. The estimated fair value of FHLB advances is determined using a discounted cash flow methodology incorporating current FHLB advance rates for instruments of comparable remaining terms as of the measurement date. FHLB advances are classified as Level 2 within the fair value hierarchy as these advances are not actively traded (See Note 10).
As of September 30, 2026, the Company held $72.7 million of fixed maturity securities at fair value that were designated Level 3. These private placement securities were designated as Level 3 securities due to the limited amount of observable market information available.

The following table presents the Company’s investments at fair value and the corresponding fair value measurements.

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Fixed maturity securities:
U.S. Treasuries	$—	$76.7	$—	$—	$80.1	$—
States and municipalities	—	148.0	—	—	159.9	—
Corporate securities	—	611.7	58.3	—	600.8	54.5
Residential mortgage-backed securities	—	695.5	2.8	—	799.9	3.0
Commercial mortgage-backed securities	—	35.2	—	—	28.9	—
Asset-backed securities	—	162.2	9.7	—	150.3	12.8
Collateralized loan obligations	—	2.5	—	—	12.5	—
Foreign government securities	—	—	1.9	—	—	2.0
Other securities	—	169.8	—	—	136.0	—
Total fixed maturity securities	$—	$1,901.6	$72.7	$—	$1,968.4	$72.3
Equity securities at fair value:
Industrial and miscellaneous	$152.3	$—	$—	$157.9	$—	$—
Other	20.9	—	—	26.1	—	—
Total equity securities at fair value	$173.2	$—	$—	$184.0	$—	$—
Short-term investments	$—	$13.2	$—	$—	$10.1	$—
Total investments at fair value	$173.2	$1,914.8	$72.7	$184.0	$1,978.5	$72.3

The following table provides a reconciliation of the beginning and ending balances that are measured using Level 3 inputs.

	Nine Months Ended
	September 30,
	2026	2025
	(in millions)
Balance at the beginning of the period	$72.3	$65.6
Purchases	11.5	3.0
Sales	(7.7)	(4.6)
Net unrealized (losses) gains included in comprehensive income (loss)	(3.4)	1.6
Balance at end of period	$72.7	$65.6
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
As of September 30, 2026, the Company had no amounts outstanding under its Credit Agreement (as amended, as described in Note 10) with Wells Fargo Bank, National Association. In August 2026, the Company repaid the $20.0 million outstanding principal balance under the Credit Agreement. Borrowings under the Credit Agreement, when outstanding, bear interest at a variable rate based on Adjusted Term Secured Overnight Financing Rate (SOFR), which resets periodically to reflect current market conditions. As a result of the variable rate nature of this instrument, the carrying value approximates its estimated fair value. The revolving credit facility, when outstanding, is classified as Level 2 within the fair value hierarchy (See Note 10).

Financial Instruments Carried at Net Asset Value
The Company has investments in private equity limited partnership interests that are included in Other invested assets on the Company’s Consolidated Balance Sheets. These investments do not have readily determinable fair values and are carried at net asset value (NAV) and therefore are excluded from the fair value hierarchy. The Company initially estimates the value of these investments using the transaction price. In subsequent periods, the Company measures these investments using NAV per share provided quarterly by the general partner, based on financial statements that are audited annually. These investments are generally not redeemable by the investees and cannot be sold without approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. The Company periodically receives and recognizes as Net investment income on the Company’s Consolidated Statements of Comprehensive Income (Loss) distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments during the course of the fund term. As of September 30, 2026, the Company had unfunded commitments to these private equity limited partnerships totaling $9.2 million.
Additionally, certain cash equivalents, principally money market securities, are measured using NAV, which approximates fair value.
The following table presents cash and investments carried at NAV on the Company’s Consolidated Balance Sheets.

	September 30, 2026	December 31, 2025
	(in millions)
Cash equivalents carried at NAV	$63.6	$110.9
Other invested assets carried at NAV	89.1	96.5
4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company’s available-for-sale (AFS) investments were as follows:

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At September 30, 2026
Fixed maturity securities
U.S. Treasuries	$80.9	$—	$—	$(4.2)	$76.7
States and municipalities	154.8	—	0.1	(6.9)	148.0
Corporate securities	710.3	(0.2)	0.9	(41.0)	670.0
Residential mortgage-backed securities	736.2	—	0.1	(38.0)	698.3
Commercial mortgage-backed securities	35.8	—	—	(0.6)	35.2
Asset-backed securities	175.0	—	0.3	(3.4)	171.9
Collateralized loan obligations	2.5	—	—	—	2.5
Foreign government securities	2.0	—	—	(0.1)	1.9
Other securities(1)	171.4	(0.8)	0.3	(1.1)	169.8
Total fixed maturity securities	$2,068.9	$(1.0)	$1.7	$(95.3)	$1,974.3
Short-term investments	13.2	—	—	—	13.2
Total AFS investments	$2,082.1	$(1.0)	$1.7	$(95.3)	$1,987.5

	Amortized Cost	Allowance for Current Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
At December 31, 2025
Fixed maturity securities
U.S. Treasuries	$80.0	$—	$1.0	$(0.9)	$80.1
States and municipalities	156.5	—	4.2	(0.8)	159.9
Corporate securities	654.8	—	12.7	(12.2)	655.3
Residential mortgage-backed securities	800.5	—	4.8	(2.4)	802.9
Commercial mortgage-backed securities	28.6	—	0.3	—	28.9
Asset-backed securities	160.9	—	2.3	(0.1)	163.1
Collateralized loan obligations	12.5	—	—	—	12.5
Foreign government securities	2.0	—	—	—	2.0
Other securities(1)	136.0	(0.4)	0.7	(0.3)	136.0
Total fixed maturity securities	$2,031.8	$(0.4)	$26.0	$(16.7)	$2,040.7
Short-term investments	10.1	—	—	—	10.1
Total AFS investments	$2,041.9	$(0.4)	$26.0	$(16.7)	$2,050.8
(1)Other securities within fixed maturity securities consist of bank loans, which are classified as AFS and reported at fair value.
The cost and estimated fair value of the Company’s equity securities recorded at fair value at September 30, 2026 and December 31, 2025 were as follows:

	Cost	Estimated Fair Value
	(in millions)
At September 30, 2026
Equity securities at fair value
Industrial and miscellaneous	$76.8	$152.3
Other	11.7	20.9
Total equity securities at fair value	$88.5	$173.2

At December 31, 2025
Equity securities at fair value
Industrial and miscellaneous	$81.7	$157.9
Other	14.8	26.1
Total equity securities at fair value	$96.5	$184.0
The Company had Other invested assets totaling $89.1 million and $96.5 million (with an associated cost of $75.0 million and $79.4 million) at September 30, 2026 and December 31, 2025, respectively, consisting of private equity limited partnerships, which are carried at NAV based on information provided by the general partner. These investments are non-redeemable until conversion and are periodically evaluated by the Company for impairment based on the ultimate recovery of the investment. Changes in the value of these investments are recorded through Net realized and unrealized losses (gains) on the Company’s Consolidated Statements of Comprehensive Income (Loss).
The amortized cost and estimated fair value of the Company’s fixed maturity securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in millions)
Due in one year or less	$40.2	$40.0
Due after one year through five years	377.6	364.2
Due after five years through ten years	625.9	594.3
Due after ten years	75.7	67.9
Mortgage and asset-backed securities	949.5	907.9
Total	$2,068.9	$1,974.3

The following is a summary of AFS investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or greater in each case as of September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
	Estimated Fair Value	Gross Unrealized Losses	Number of Issues	Estimated Fair Value	Gross Unrealized Losses	Number of Issues
	(dollars in millions)
Less than 12 months:
Fixed maturity securities
U.S. Treasuries	$69.8	$(3.5)	20	$—	$—	—
States and municipalities	121.3	(5.6)	55	21.7	(0.2)	6
Corporate securities	450.3	(23.3)	149	96.9	(0.7)	32
Residential mortgage-backed securities	627.8	(32.7)	247	252.7	(0.9)	53
Commercial mortgage-backed securities	24.2	(0.6)	17	—	—	—
Asset-backed securities	147.0	(3.4)	82	32.4	(0.1)	15
Foreign government securities	1.9	(0.1)	1	—	—	—
Other securities	90.6	(1.0)	438	19.7	(0.2)	355
Total fixed maturity securities	1,532.9	(70.2)	1,009	423.4	(2.1)	461
Total less than 12 months	$1,532.9	$(70.2)	1,009	$423.4	$(2.1)	461

12 months or greater:
Fixed maturity securities
U.S. Treasuries	$6.4	$(0.7)	1	$13.4	$(0.9)	2
States and municipalities	10.4	(1.3)	6	14.0	(0.6)	7
Corporate securities	160.1	(17.7)	82	175.3	(11.5)	91
Residential mortgage-backed securities	50.3	(5.3)	30	68.2	(1.5)	39
Other securities	5.3	(0.1)	106	7.3	(0.1)	143
Total fixed maturity securities	232.5	(25.1)	225	278.2	(14.6)	282
Total 12 months or greater	$232.5	$(25.1)	225	$278.2	$(14.6)	282
As of September 30, 2026 and December 31, 2025, the Company had an allowance for current expected credit losses (CECL) on AFS investments of $1.0 million and $0.4 million, respectively (See Note 5). Those fixed maturity securities whose total fair value was less than amortized cost at each of September 30, 2026 and December 31, 2025, were those in which the Company had no intent, need, or requirement to sell at an amount less than their amortized cost.
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

Net realized gains on investments and the change in unrealized gains (losses) on the Company’s investments recorded at fair value are determined on a specific-identification basis and were as follows:

	Gross Realized Gains	Gross Realized Losses	Net Decrease (Increase) in CECL Allowance	Change in Net Unrealized Gains (Losses)	Changes in Fair Value Reflected in Earnings	Changes in Fair Value Reflected in AOCI (1), before tax
	(in millions)
Three Months Ended September 30, 2026
Fixed maturity securities	$0.1	$(0.2)	$0.1	$(78.1)	$—	$(78.1)
Equity securities	1.7	(0.6)	—	0.2	1.3	—
Other invested assets	—	—	—	(4.5)	(4.5)	—
Total investments	$1.8	$(0.8)	$0.1	$(82.4)	$(3.2)	$(78.1)

Nine Months Ended September 30, 2026
Fixed maturity securities	$0.7	$(1.1)	$(0.6)	$(102.9)	$(1.0)	$(102.9)
Equity securities	22.3	(1.7)	—	(2.8)	17.8	—
Other invested assets	—	—	—	(3.0)	(3.0)	—
Total investments	$23.0	$(2.8)	$(0.6)	$(108.7)	$13.8	$(102.9)

Three Months Ended September 30, 2025
Fixed maturity securities	$0.1	$(3.1)	$0.5	$21.0	$(2.5)	$21.0
Equity securities	3.5	(0.5)	—	14.3	17.3	—
Other invested assets	—	—	—	6.4	6.4	—
Total investments	$3.6	$(3.6)	$0.5	$41.7	$21.2	$21.0

Nine Months Ended September 30, 2025
Fixed maturity securities	$0.3	$(4.3)	$0.5	$58.1	$(3.5)	$58.1
Equity securities	6.7	(2.5)	—	25.3	29.5	—
Other invested assets	—	—	—	3.3	3.3	—
Total investments	$7.0	$(6.8)	$0.5	$86.7	$29.3	$58.1
(1)AOCI indicates Accumulated other comprehensive income or loss.
Proceeds from sales of fixed maturity securities were $25.2 million and $104.2 million for the three and nine months ended September 30, 2026, respectively, compared to $150.2 million and $226.0 million for the three and nine months ended September 30, 2025, respectively.
Net investment income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Fixed maturity securities	$25.5	$23.3	$76.1	$72.5
Equity securities	1.1	1.7	3.3	5.2
Other invested assets	5.6	0.9	7.4	7.8
Short-term investments	0.1	0.1	0.5	0.1
Cash equivalents and restricted cash	0.9	1.1	3.4	2.5
Gross investment income	33.2	27.1	90.7	88.1
Investment expenses	(0.9)	(1.0)	(2.7)	(2.8)
Net investment income	$32.3	$26.1	$88.0	$85.3
The Company is required by various state laws and regulations to support, through securities on deposit or otherwise, its outstanding loss reserves in certain states in which it does business. These laws and regulations govern not only the amount but also the types of securities that are eligible for deposit. As of September 30, 2026 and December 31, 2025, securities having a fair value of $559.6 million and $587.4 million, respectively, were on deposit. Additionally, standby letters of credit from the FHLB were in place in lieu of $170.0 million of securities on deposit as of both September 30, 2026 and December 31, 2025 (See Note 10).
Certain reinsurance contracts require funds owned by the Company to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities assumed by the Company. The fair value of fixed maturity securities and restricted cash and cash equivalents held in trust for the benefit of ceding reinsurers at September 30, 2026 and December 31, 2025 was $3.0 million and $3.1 million, respectively.
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
The table below shows the changes in CECL on premiums receivable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Beginning balance of the allowance for CECL on premiums receivable	$24.7	$22.4	$22.6	$19.2
Current period provision for CECL	5.7	6.4	17.7	17.4
Write-offs charged against the allowance	(2.0)	(3.7)	(5.6)	(6.9)
Recoveries collected	(3.4)	(2.9)	(9.7)	(7.5)
Ending balance of the allowance for CECL on premiums receivable	$25.0	$22.2	$25.0	$22.2
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
As of September 30, 2026, the Company established an aggregate allowance for CECL on investments in the amount of $1.0 million. For the Company’s investments in fixed maturity debt securities, the allowance for CECL was determined by: (i) observing the credit characteristics of those debt securities that may have demonstrated a credit loss as of that date and by comparing the present value of cash flows expected to be collected to its amortized cost basis; and (ii) observing the credit characteristics of those debt securities that are expected to demonstrate a credit loss in the future by comparing the present value of cash flows expected to be collected to its amortized cost basis. The expected present value of cash flows are calculated using scenario-based credit loss models derived from the discounted cash flows under the Comprehensive Capital Analysis Review framework, which is adopted by the Federal Reserve.
As of September 30, 2026, the Company did not intend to sell any of its AFS investments in which its amortized cost exceeded its fair value.
Accrued interest receivable on AFS investments totaled $15.1 million at September 30, 2026 and is excluded from the estimate of credit losses as these amounts have been consistently received on a timely basis.
The table below shows the changes in the allowance for CECL on AFS investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Beginning balance of CECL on AFS investments	$1.1	$1.1	$0.4	$1.1
Net change in CECL provision	—	(0.1)	1.0	—
Reductions in allowance from disposals	(0.1)	(0.4)	(0.4)	(0.5)
Ending balance of CECL on AFS investments	$1.0	$0.6	$1.0	$0.6
6. Property and Equipment
Property and equipment consists of the following:

	As of September 30,	As of December 31,
	2026	2025
	(in millions)
Furniture and equipment	$0.8	$0.8
Leasehold improvements	0.4	0.4
Computers and software	42.9	41.5
Property and equipment, gross	44.1	42.7
Accumulated depreciation	(37.9)	(36.2)
Property and equipment, net	$6.2	$6.5
Depreciation expenses related to property and equipment were $0.8 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2025, respectively. Capitalized costs associated with internally developed software were $2.8 million during the nine months ended September 30, 2026 and $2.6 million during the year ended December 31, 2025.
Cloud Computing Arrangements
Capitalized costs associated with cloud computing arrangements totaled $14.2 million and $12.9 million, which were comprised of non-cancellable arrangements, service contract fees, and implementation costs associated with hosting arrangements as of September 30, 2026 and December 31, 2025, respectively. Total amortization for these arrangements was $1.3 million and $3.7 million for the three and nine months ended September 30, 2026, respectively, and $2.8 million and $7.8 million for the three and nine months ended September 30, 2025, respectively.

Leases
The Company determines if an arrangement is a lease at the inception of the transaction. Operating leases for offices are presented as both an Operating lease right-of-use (ROU) asset and an Operating lease liability on the Company’s Consolidated Balance Sheets. Finance leases for automobiles, if applicable, are presented as both Property and equipment and Other liabilities on the Company’s Consolidated Balance Sheets. The Company has had no leases classified as finance leases since March 31, 2025. ROU assets represent the right to use an underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease transaction. Operating lease assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. The Company uses collateralized incremental borrowing rates to determine the present value of lease payments. ROU assets also include lease payments less any lease incentives within a lease agreement. The Company’s lease terms may include options to extend or terminate a lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of September 30, 2026, the Company’s operating leases have remaining terms of one year to six years, with options to extend up to five years with no termination provision.
Components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Operating lease expense	$0.2	$0.2	$0.7	$0.8
Total lease expense	$0.2	$0.2	$0.7	$0.8
As of September 30, 2026, the weighted average remaining lease terms for operating leases were 5.3 years, and the associated weighted average discount rate was 4.5%.
Maturities of operating lease liabilities were as follows:

As of September 30, 2026
(in millions)
2026	$0.2
2027	0.8
2028	0.8
2029	0.6
2030	0.6
Thereafter	0.9
Total lease payments	3.9
Less: imputed interest	(0.5)
Total	$3.4
Supplemental balance sheet information related to operating leases was as follows:

	As of September 30,	As of December 31,
	2026	2025
	(in millions)
Operating lease right-of-use asset	$3.2	$3.7
Operating lease liability	3.4	3.9
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2026	2025
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$0.7	$0.8

7. Income Taxes
The Company's income tax expense (benefit) was $2.9 million and $11.1 million for the three and nine months ended September 30, 2026, respectively, and $(2.9) million and $7.4 million for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate was 20.0% and 17.9% for the three and nine months ended September 30, 2026, respectively, and 25.9% and 17.8% for the three and nine months ended September 30, 2025, respectively. The effective rates during each of the periods presented deviate from the statutory rate of 21.0% due to, in part, income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, income adjustments related to the Fund, and tax credits utilized.
The Company is subject to a 1% excise tax on net stock repurchases. The Company's cumulative excise tax obligation was $4.0 million and $2.8 million as of September 30, 2026 and December 31, 2025, respectively, which is included in Treasury stock on its Consolidated Balance Sheets.
8. Liability for Unpaid Losses and Loss Adjustment Expenses
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Unpaid losses and LAE at beginning of period	$1,775.2	$1,786.8	$1,805.8	$1,808.2
Less reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	380.1	401.0	386.5	412.4
Net unpaid losses and LAE at beginning of period	1,395.1	1,385.8	1,419.3	1,395.8
Losses and LAE, net of reinsurance, incurred during the period related to:
Current year	115.6	150.1	370.2	412.6
Prior years	(0.3)	37.8	(0.7)	39.4
Total net losses and LAE incurred during the period	115.3	187.9	369.5	452.0
Paid losses and LAE, net of reinsurance, related to:
Current year	44.1	38.0	74.7	72.0
Prior years	107.8	105.9	355.6	346.0
Total net paid losses and LAE during the period	151.9	143.9	430.3	418.0
Ending unpaid losses and LAE, net of reinsurance	1,358.5	1,429.8	1,358.5	1,429.8
Reinsurance recoverable, excluding CECL allowance, on unpaid losses and LAE	374.8	392.7	374.8	392.7
Unpaid losses and LAE at end of period	$1,733.3	$1,822.5	$1,733.3	$1,822.5
Total net losses and LAE included in the above table exclude amortization of the Deferred Gain and LPT Reserve adjustments, when applicable, which totaled $1.3 million and $4.0 million for the three and nine months ended September 30, 2026, respectively, and $1.3 million and $4.6 million for the three and nine months ended September 30, 2025, respectively (see Note 9).
The change in incurred losses and LAE attributable to the current period for the three and nine months ended September 30, 2026, was primarily due to lower earned premiums. Our current accident year loss and LAE estimate was 72.0% on voluntary business for both periods. The ratio for the three months ended September 30, 2026 was lower than the same period of 2025, which included an increase in current accident year loss and LAE estimate.
The change in incurred losses and LAE attributable to prior years for the three months ended September 30, 2026 included $0.3 million of net favorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior years for the nine months ended September 30, 2026 included $0.7 million of favorable loss reserve development on the Company's assigned risk business.
The incurred losses and LAE attributable to the current period for the three and nine months ended September 30, 2025, included a higher current accident loss and LAE estimate resulting from increased cumulative trauma (CT) claim frequency in California. As a result of this elevated loss activity, the Company increased its 2025 accident year loss and LAE ratio to 72.0%.

The incurred losses and LAE attributable to prior years for the three months ended September 30, 2025 included $38.2 million of net reserve strengthening on the Company's voluntary risk business partially offset by $0.4 million of net favorable loss reserve development on the Company's assigned risk business. The change in incurred losses and LAE attributable to prior years for the nine months ended September 30, 2025, included $38.9 million of net reserve strengthening on the Company's voluntary risk business and $0.5 million of net adverse loss reserve development on the Company's assigned risk business. The net adverse prior year loss reserve development on the Company's voluntary business during the three and nine months ended September 30, 2025 was driven by the increased CT claim frequency in California and conservative modifications in our reserving approach across our complete book of business. The accident years most impacted by these factors are accident years 2023 and 2024.
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
The Company amortized $1.3 million of the Deferred Gain for each of the three months ended September 30, 2026 and 2025, and $4.0 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. The remaining Deferred Gain was $84.0 million and $88.0 million as of September 30, 2026 and December 31, 2025, respectively. The estimated remaining liabilities subject to the LPT Agreement were $247.6 million and $259.6 million as of September 30, 2026 and December 31, 2025, respectively. Losses and LAE paid with respect to the LPT Agreement totaled $925.1 million and $913.1 million from inception through September 30, 2026 and December 31, 2025, respectively.
10. Financing Arrangements
Credit Agreement
On May 28, 2024, EHI entered into the Credit Agreement with Wells Fargo Bank, National Association, as both administrative agent and issuing lender. The Credit Agreement provides for a $25.0 million unsecured, three-year revolving credit facility and is guaranteed by certain of EHI’s wholly owned subsidiaries, Employers Group, Inc. (EGI) and Cerity Group, Inc. (CGI). On July 29, 2026, EHI and Wells Fargo Bank, National Association, entered into Amendment No. 1 to the Credit Agreement. The Credit Agreement, as amended, provides for a $35.0 million, unsecured, three-year revolving credit facility and remains guaranteed by EGI and CGI. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries.
The interest rates applicable to loans under the Credit Agreement are generally based on either, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 0.50% and the Adjusted Term SOFR for a one-month tenor plus 1.00%, or (ii) an Adjusted Term SOFR, defined as the applicable Adjusted Term SOFR, plus 1.50%. In addition, EHI is subject to a fee on the lender’s unused commitment, ranging from 0.30% to 0.55%. The applicable margin and the amount of such commitment fee vary based upon the financial strength rating of EHI’s insurance subsidiaries as most recently announced by AM Best or EHI’s debt to total capitalization ratio if such financial strength rating is not available. Interest paid and/or fees incurred pursuant to the Credit Agreement, as applicable, was $0.2 million and less than $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.7 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.
The Credit Agreement, as amended, contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $700.0 million; and (ii) a debt to total capitalization ratio of no more than 27.5%, in each case as determined in accordance with the Credit Agreement. As of September 30, 2026, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
EHI incurred $0.3 million in debt issuance costs in connection with the Credit Agreement and Amendment No. 1 to the Credit Agreement, which are being amortized over the three-year life in Interest and financing expenses on the Company's Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2026, the annual commitment fee on the unused portion of the facility was 0.30%.
On February 17, 2026, EHI borrowed $20.0 million under the Credit Agreement as part of the Company’s recapitalization plan. The advance carried an interest rate of 5.15% based on the three-month Adjusted Term SOFR, with a reset date of August 18, 2026. On August 18, 2026, the Company repaid the $20.0 million outstanding principal balance under the Credit Agreement. As of September 30, 2026, no amount was outstanding under the Credit Agreement. Advances can be repaid at any time without prepayment penalties or additional fees.

FHLB
Each of the Company's insurance subsidiaries are members of the FHLB. Membership allows the insurance subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets on a per company basis. The following table summarizes the terms and maturities of the advances outstanding at September 30, 2026.

Date of Advance	Borrower	Amount	Fixed Interest Rate	Maturity Date
(in millions)
November 17, 2025	EICN	$19.0	3.84%	May 31, 2029
February 5, 2026(1)	EICN	16.0	3.79	May 31, 2029
January 2, 2026	ECIC	17.0	3.77	May 31, 2029
January 8, 2026	EAC	22.0	3.78	May 31, 2029
January 16, 2026	EPIC	28.0	3.87	May 31, 2029
February 5, 2026	CIC	3.0	3.74	February 5, 2029
August 19, 2026	EICN	20.0	4.45	May 31, 2029
	Total	$125.0
(1) On February 5, 2026, the terms of this advance were revised from an interest rate of 3.70% and a maturity date of December 21, 2026, to an interest rate of 3.79% and a maturity date of May 31, 2029.
These advances were assumed by EHI through intercompany loan agreements and executed as part of the Company’s recapitalization plan. Interest incurred and paid on these borrowings during the three and nine months ended September 30, 2026 was $1.1 million and $3.0 million, respectively.
FHLB membership also allows the Company’s insurance subsidiaries access to standby letters of credit (Letter of Credit Agreements). Letter of Credit Agreements issued must be fully secured with eligible collateral at all times and are subject to annual maintenance charges and a fee of 15 basis points on issued amounts. As of both September 30, 2026 and December 31, 2025, letters of credit totaling $170.0 million were issued in lieu of securities on deposit with the State of California under the Letter of Credit Agreements. The Letter of Credit Agreements currently in effect expire on March 31, 2027, and will remain evergreen with automatic one-year extensions unless the FHLB notifies the beneficiary at least 60 days prior to the then applicable expiration date of its election not to renew.
As of September 30, 2026 and December 31, 2025, investment securities having a fair value of $385.0 million and $468.6 million, respectively, were on deposit with the FHLB by the Company’s insurance subsidiaries. Of these amounts, approximately $320.8 million and $221.5 million support the Letter of Credit Agreements and advances at each period, while the remaining invested assets are on deposit with FHLB as custodian.
11. Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised of unrealized gains and losses on investments classified as AFS, net of deferred taxes. The following table summarizes the components of accumulated other comprehensive (loss) income:

	September 30, 2026	December 31, 2025
	(in millions)
Net unrealized (losses) gains on AFS investments, before taxes	$(93.6)	$9.3
Deferred tax benefit (expense) on net unrealized losses	19.6	(2.0)
Total accumulated other comprehensive (loss) income	$(74.0)	$7.3

12. Stock-Based Compensation
The Company awarded restricted stock units (RSUs) and performance share units (PSUs) to certain employees and non-employee Directors of the Company as follows:

	Number Awarded	Weighted Average Fair Value on Date of Grant	Aggregate Fair Value on Date of Grant
			(in millions)
March 2026
RSUs(1)	77,300	$39.71	$3.1
PSUs(2)	100,020	39.71	4.0

May 2026
RSUs(3)	7,824	41.92	0.3
RSUs(4)	15,372	43.26	0.7

July 2026
RSUs(5)	3,392	51.59	0.2
RSUs(4)	1,841	51.59	0.1
PSUs(2)	6,299	51.59	0.3

August 2026
PSUs(2)	7,753	50.65	0.4
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
(5)     These RSUs were awarded to certain employees of the Company and vest 25% on August 15, 2027 and each of the subsequent three anniversaries of that date.
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
As of September 30, 2026, the Company had 214,708 RSUs and 266,803 PSUs (based on the target achievement for the PSUs awarded) outstanding.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions, except share data)
Net income (loss)	$11.6	$(8.3)	$50.8	$34.2
Weighted average number of shares outstanding—basic	17,899,547	23,247,221	18,473,508	23,879,686
Effect of dilutive securities:
PSUs	101,162	77,764	87,710	96,923
RSUs	60,914	26,334	52,515	50,544
Potential dilutive shares	162,076	104,098	140,225	147,467
Weighted average number of shares outstanding—diluted	18,061,623	23,351,319	18,613,733	24,027,153
Diluted earnings (loss) per share excludes outstanding potential dilutive shares in periods where the inclusion of such securities would be anti-dilutive under the treasury stock methodology. Potential dilutive shares of 4,820 and 1,607 for the three and nine months ended September 30, 2025, respectively, were excluded from the Company's diluted earnings (loss) per share computations because they were anti-dilutive. There were no potential dilutive shares excluded from the Company's diluted earnings (loss) per share computations for the three and nine months ended September 30, 2026.
14. Segment Reporting
The Company operates as a single reportable segment, Insurance Operations, providing workers' compensation insurance through its wholly owned subsidiaries. The segment represents the Company's guaranteed cost workers’ compensation business offered through its agents, including business originated from its strategic partnerships and alliances, and its direct-to-customer business, as well as its excess workers’ compensation business, which provides coverage to self-insured enterprises. Revenues for the Insurance Operations segment are generated primarily from earned workers' compensation premiums, investment income, and realized and unrealized gains (losses) on investments. The Company does not have intra-entity sales or transfers.
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

	Insurance Operations	Total
	(in millions)
Three Months Ended September 30, 2026
Gross premiums written	$151.1	$151.1
Net premiums written	149.7	149.7

Net premiums earned	160.2	160.2
Net investment income	32.3	32.3
Net realized and unrealized (losses) on investments	(3.2)	(3.2)
Total revenues	189.3	189.3

Losses and loss adjustment expenses	114.0	114.0
Commission expense	20.6	20.6
Compensation-related expenses(1)	24.4	24.4
Information technology expenses(1)	2.5	2.5
Professional fees(1)	4.8	4.8
Depreciation and amortization expenses(1)	3.5	3.5
Other underwriting expenses(1)(2)	2.1	2.1
AO and other expense allocations(3)	(8.8)	(8.8)
Premium taxes and assessments	6.6	6.6
Policyholder dividends	0.8	0.8
CECL related to premiums receivable	3.0	3.0
Interest and financing expenses	1.3	1.3
Total expenses	174.8	174.8

Net income before income taxes	14.5	14.5
Income tax	2.9	2.9
Net income (4)	$11.6	$11.6

Combined ratio	108.4%	108.4%

Adjusted stockholders' equity:
Stockholders’ equity	$785.6	$785.6
Deferred reinsurance gain—LPT Agreement	84.0	84.0
Accumulated other comprehensive loss, net of tax	74.0	74.0
Adjusted stockholders' equity(5)	$943.6	$943.6

	Insurance Operations	Total
	(in millions)
Three Months Ended September 30, 2025
Gross premiums written	$183.9	$183.9
Net premiums written	182.4	182.4

Net premiums earned	192.1	192.1
Net investment income	26.1	26.1
Net realized and unrealized gains on investments	21.2	21.2
Other (loss)	(0.1)	(0.1)
Total revenues	239.3	239.3

Losses and loss adjustment expenses	186.6	186.6
Commission expense	23.0	23.0
Compensation-related expenses(1)	23.0	23.0
Information technology expenses(1)	2.5	2.5
Professional fees(1)	4.5	4.5
Depreciation and amortization expenses(1)	3.7	3.7
Other underwriting expenses(1)(2)	2.2	2.2
AO and other expense allocations(3)	(9.4)	(9.4)
Premium taxes and assessments	7.0	7.0
Policyholder dividends	2.0	2.0
CECL related to premiums receivable	4.1	4.1
Interest and financing expenses	0.2	0.2
Other expenses	1.1	1.1
Total expenses	250.5	250.5

Net (loss) before income taxes	(11.2)	(11.2)
Income tax (benefit)	(2.9)	(2.9)
Net (loss)(4)	$(8.3)	$(8.3)

Combined ratio	129.7%	129.7%

Adjusted stockholders' equity:
Stockholders’ equity	$1,039.2	$1,039.2
Deferred reinsurance gain—LPT Agreement	89.4	89.4
Accumulated other comprehensive loss, net of tax	36.6	36.6
Adjusted stockholders' equity(5)	$1,165.2	$1,165.2

	Insurance Operations	Total
	(in millions)
Nine Months Ended September 30, 2026
Gross premiums written	$495.4	$495.4
Net premiums written	491.2	491.2

Net premiums earned	515.2	515.2
Net investment income	88.0	88.0
Net realized and unrealized gains on investments	13.8	13.8
Other income	0.1	0.1
Total revenues	617.1	617.1

Losses and loss adjustment expenses	365.5	365.5
Commission expense	66.5	66.5
Compensation-related expenses(1)	72.2	72.2
Information technology expenses(1)	8.1	8.1
Professional fees(1)	14.9	14.9
Depreciation and amortization expenses(1)	9.8	9.8
Other underwriting expenses(1)(2)	7.1	7.1
AO and other expense allocations(3)	(25.8)	(25.8)
Premium taxes and assessments	20.6	20.6
Policyholder dividends	2.7	2.7
CECL related to premiums receivable	9.9	9.9
Interest and financing expenses	3.7	3.7
Total expenses	555.2	555.2

Net income before income taxes	61.9	61.9
Income tax expense	11.1	11.1
Net income(4)	$50.8	$50.8

Combined ratio	107.0%	107.0%

Adjusted stockholders' equity:
Stockholders’ equity	$785.6	$785.6
Deferred reinsurance gain—LPT Agreement	84.0	84.0
Accumulated other comprehensive loss, net of tax	74.0	74.0
Adjusted stockholders' equity(5)	$943.6	$943.6

	Insurance Operations	Total
	(in millions)
Nine Months Ended September 30, 2025
Gross premiums written	$599.3	$599.3
Net premiums written	594.2	594.2

Net premiums earned	573.4	573.4
Net investment income	85.3	85.3
Net realized and unrealized gains on investments	29.3	29.3
Other income	0.2	0.2
Total revenues	688.2	688.2

Losses and loss adjustment expenses	447.4	447.4
Commission expense	72.1	72.1
Compensation-related expenses(1)	74.6	74.6
Information technology expenses(1)	8.2	8.2
Professional fees(1)	14.6	14.6
Depreciation and amortization expenses(1)	10.4	10.4
Other underwriting expenses(1)(2)	6.7	6.7
AO and other expense allocations(3)	(29.2)	(29.2)
Premium taxes and assessments	22.1	22.1
Policyholder dividends	6.9	6.9
CECL related to premiums receivable	11.4	11.4
Interest and financing expenses	0.3	0.3
Other expenses	1.1	1.1
Total expenses	646.6	646.6

Net income before income taxes	41.6	41.6
Income tax expense	7.4	7.4
Net income(4)	$34.2	$34.2

Combined ratio	112.5%	112.5%

Adjusted stockholders' equity:
Stockholders’ equity	$1,039.2	$1,039.2
Deferred reinsurance gain—LPT Agreement	89.4	89.4
Accumulated other comprehensive loss, net of tax	36.6	36.6
Adjusted stockholders' equity(5)	$1,165.2	$1,165.2
(1)Certain underwriting expenses are shown prior to adjusting and other (AO) expense allocations.
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

	September 30, 2026		September 30, 2025
State	Gross Premiums Written (TTM)	Policies In-force	Gross Premiums Written (TTM)	Policies In-force
	(dollars in millions)
California	$299.0	42,679	$357.7	46,813
Florida	49.3	10,519	67.0	11,384
New York	33.0	7,490	39.9	8,073
Other (43 states and D.C.)	248.7	63,355	310.5	69,144
Total excluding adjustments	$630.0	124,043	$775.1	135,414
Final audit premium accruals	7.5	—	(13.8)	—
Surcharges and assigned risk premiums	14.7	—	14.3	—
Total	$652.2	124,043	$775.6	135,414
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
We provide workers’ compensation insurance throughout most of the United States, with a concentration in California, where 47% of our trailing twelve month gross written premiums, excluding adjustments, are generated. In February 2026, we launched a new excess workers’ compensation product focused on self-insured enterprises in several jurisdictions across the United States, and wrote our first excess workers’ compensation policy in June 2026. Our revenues primarily consist of net premiums earned, net investment income, and net realized and unrealized gains and losses on investments.
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
Overview
Summary Financial Results
Our net income (loss) was $11.6 million and $50.8 million for the three and nine months ended September 30, 2026, compared to $(8.3) million and $34.2 million for the corresponding periods of 2025. The key factors that affected our financial performance during the three and nine months ended September 30, 2026, compared to the same periods of 2025, included:
•Gross premiums written decreased 17.8% and 17.3%;
•Net premiums earned decreased 16.6% and 10.1%;
•Net investment income increased 23.8% and 3.2%;
•Net realized and unrealized (losses) gains on investments of $(3.2) million and $13.8 million compared to $21.2 million and $29.3 million;
•Losses and LAE decreased 38.9% and 18.3%;
•Commission expense decreased 10.4% and 7.8%;
•Underwriting expenses decreased 1.8% and 4.9%;
•Underwriting loss of $13.3 million and $36.3 million compared to $57.1 million and $71.8 million; and
•Other non-recurring expenses of $1.1 million in 2025.
Three and Nine Months Ended September 30, 2026
Our 2026 underwriting results reflect lower net premiums earned, partially offset by the related reductions in losses and LAE, commission expenses, and underwriting expenses when compared to the prior year periods. Our investment results benefited from strong and steady net investment income in both periods, while the nine months ended also reflected moderate net realized and unrealized gains on investments.

Three and Nine Months Ended September 30, 2025
Our 2025 underwriting results demonstrated moderate growth in net premiums earned, accompanied by reductions in both commission expense and underwriting expenses. These improvements were offset by higher losses and LAE. Our 2025 investment results were strong, driven by solid net investment income and favorable net realized and unrealized gains.
Our consolidated financial results of operations for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Gross premiums written	$151.1	$183.9	$495.4	$599.3
Net premiums written	$149.7	$182.4	$491.2	$594.2

Net premiums earned	$160.2	$192.1	$515.2	$573.4
Net investment income	32.3	26.1	88.0	85.3
Net realized and unrealized (losses) gains on investments	(3.2)	21.2	13.8	29.3
Other income (loss)	—	(0.1)	0.1	0.2
Total revenues	189.3	239.3	617.1	688.2

Underwriting expenses:
Losses and LAE	114.0	186.6	365.5	447.4
Commission expense	20.6	23.0	66.5	72.1
Underwriting expenses	38.9	39.6	119.5	125.7
Non-underwriting expenses:
Interest and financing expenses	1.3	0.2	3.7	0.3
Other non-recurring expenses	—	1.1	—	1.1
Total expenses	174.8	250.5	555.2	646.6

Net income (loss) before income taxes	14.5	(11.2)	61.9	41.6
Income tax expense (benefit)	2.9	(2.9)	11.1	7.4
Net income (loss)	$11.6	$(8.3)	$50.8	$34.2

I.Review of Underwriting Results
Underwriting income or loss is determined by deducting losses and LAE, commission expense, and underwriting expenses from net premiums earned. Our underwriting results for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Gross premiums written	$151.1	$183.9	$495.4	$599.3
Net premiums written	$149.7	$182.4	$491.2	$594.2

Net premiums earned	$160.2	$192.1	$515.2	$573.4

Losses and LAE	114.0	186.6	365.5	447.4
Commission expense	20.6	23.0	66.5	72.1
Underwriting expenses	38.9	39.6	119.5	125.7
Total underwriting expenses	173.5	249.2	551.5	645.2
Underwriting loss	$(13.3)	$(57.1)	$(36.3)	$(71.8)
Total impact of the LPT	(1.3)	(1.3)	(4.0)	(4.6)
Underwriting loss excluding LPT(1)	$(14.6)	$(58.4)	$(40.3)	$(76.4)

Loss and LAE ratio	71.2%	97.1%	70.9%	78.0%
Commission expense ratio	12.9	12.0	12.9	12.6
Underwriting expense ratio	24.3	20.6	23.2	21.9
Combined ratio	108.4%	129.7%	107.0%	112.5%
Total impact of the LPT	0.8%	0.7%	0.8%	0.8%
Combined ratio excluding LPT(1)	109.2%	130.4%	107.8%	113.3%
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
Gross Premiums Written
Gross premiums written were $151.1 million and $495.4 million for the three and nine months ended September 30, 2026, respectively, compared to $183.9 million and $599.3 million for the corresponding periods of 2025, respectively. The decreases for both periods were largely driven by declines in both new and renewal business premiums, primarily reflecting our pricing and underwriting actions, which commenced in 2025 and continue throughout 2026, undertaken to return to historical underwriting margins. Renewal premium declines were also driven by lower endorsements. These decreases were partially offset by an increase in our ending final audit premium accrual and, for the nine months ended September 30, 2026, a $2.5 million premium restitution recorded in the second quarter of 2026. In addition, we continue to expand our product offerings, including excess workers' compensation policies, which we began underwriting in June 2026. Total in-force policies at September 30, 2026 were 124,043 compared to 135,414 in-force policies at September 30, 2025.
Net Premiums Written
Net premiums written are gross premiums written less reinsurance premiums ceded. For each of the periods presented, the reinsurance premiums ceded related to our annual reinsurance program as further described herein.
Net premiums written were $149.7 million and $491.2 million for the three and nine months ended September 30, 2026, respectively, compared to $182.4 million and $594.2 million for the corresponding periods of 2025, respectively. Reinsurance premiums ceded were $1.4 million and $4.2 million for the three and nine months ended September 30, 2026, respectively, compared to $1.5 million and $5.1 million for the corresponding period of 2025, respectively.
Net Premiums Earned
Net premiums earned are primarily a function of the amount and timing of net premiums previously written.

Net premiums earned were $160.2 million and $515.2 million for the three and nine months ended September 30, 2026, respectively, compared to $192.1 million and $573.4 million for the corresponding periods of 2025, respectively.

Losses and LAE, Commission Expenses, and Underwriting Expenses
The following table presents our calendar year combined ratios.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss and LAE ratio excluding LPT	72.0%	97.8%	71.7%	78.8%
Loss and LAE ratio - LPT	(0.8)	(0.7)	(0.8)	(0.8)
Commission expense ratio	12.9	12.0	12.9	12.6
Underwriting expense ratio	24.3	20.6	23.2	21.9
Combined ratio	108.4%	129.7%	107.0%	112.5%
Combined ratio excluding LPT	109.2%	130.4%	107.8%	113.3%
Losses and LAE
Losses and LAE represents our largest expense item and includes claim payments made, estimates for future claim payments and changes in those estimates for current and prior accident years, and costs associated with investigating, defending, and adjusting claims, offset by amortization of the Deferred Gain. The accuracy of our financial reporting depends in large part on determining our losses and LAE reserves, which are inherently uncertain as they are estimates of the ultimate cost of individual claims based on actuarial estimation techniques. We believe that our loss estimates are adequate; however, ultimate losses will not be known with any certainty for many years.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(dollars in millions)
Current accident year losses and LAE - excluding LPT	$115.6	$150.1	$370.2	$412.6
Prior accident year (favorable) adverse loss reserve development, net	(0.3)	37.8	(0.7)	39.4
Impact of LPT	(1.3)	(1.3)	(4.0)	(4.6)
Calendar year losses and LAE	$114.0	$186.6	$365.5	$447.4

Current accident year loss and LAE ratio - excluding LPT	72.2%	78.1%	71.9%	72.0%
Calendar year loss and LAE ratio - excluding LPT	72.0%	97.8%	71.7%	78.8%
Calendar year loss and LAE ratio	71.2%	97.1%	70.9%	78.0%
The decrease in our calendar year losses and LAE during the three months ended September 30, 2026, as compared to the same period of 2025, was primarily due to the absence of prior accident year reserve strengthening, lower earned premiums, and a lower current accident year loss and LAE ratio, as the third quarter of 2025 included an increase in our current accident year loss estimate. The decrease in our calendar year losses and LAE during the nine months ended September 30, 2026, as compared to the same period of 2025, was primarily due to lower earned premiums, as our current accident year loss and LAE estimate remains consistent, and the absence of prior accident year adverse loss reserve development recognized in 2025.
Prior accident year net favorable loss reserve development on our assigned risk business totaled $0.3 million during the three months ended September 30, 2026. Prior accident year net adverse loss reserve development totaled $37.8 million during the three months ended September 30, 2025, which included $38.2 million net adverse loss reserve development on our voluntary business and $0.4 million of net favorable loss reserve development on our assigned risk business.
Prior accident year net favorable loss reserve development totaled $0.7 million on our assigned risk business during the nine months ended September 30, 2026. Prior accident year net adverse loss reserve development totaled $39.4 million during the nine months ended September 30, 2025, which included $38.9 million net adverse loss reserve development on our voluntary risk business and $0.5 million net adverse loss reserve development on our assigned risk business. The net adverse development on our voluntary business in both periods of 2025 was driven primarily by reserve strengthening related primarily to accident years 2023 and 2024, partially offset by net favorable development on accident years 2021 and prior.
Our current accident year loss and LAE ratio excluding LPT related to our voluntary business was 72.0% for both the three and nine months ended September 30, 2026. The $2.5 million premium restitution referenced above reduced the current accident year loss and LAE ratio excluding LPT listed above by approximately 0.3 percentage point for the nine months ended September 30, 2026.
The table below reflects the impact of the LPT on Losses and LAE, which are recorded as a reduction to Losses and LAE incurred on our Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Amortization of the Deferred Gain - losses	$1.3	$1.3	$4.0	$4.6
Total impact of the LPT	$1.3	$1.3	$4.0	$4.6
Commission Expense
Commission expense includes direct commissions to our agents and brokers, including our partnerships and alliances, for the premiums that they produce for us, as well as agency incentive payments, other marketing costs, and fees.
Our commission expense ratio was 12.9% for each of the three and nine months ended September 30, 2026, compared to 12.0% and 12.6% for the corresponding periods of 2025, respectively, and our commission expense was $20.6 million and $66.5 million for the three and nine months ended September 30, 2026, respectively, compared to $23.0 million and $72.1 million for the corresponding periods of 2025, respectively.

The increase in our commission expense ratio for the three and nine months ended September 30, 2026 was primarily the result of higher commission rates on new business writings in 2026 combined with a one-time adjustment that reduced the 2025 third quarter ratio. The decrease in our commission expense for the three and nine months ended September 30, 2026 was primarily driven by lower premiums earned.
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
Our underwriting expense ratio was 24.3% and 23.2% for the three and nine months ended September 30, 2026, respectively, compared to 20.6% and 21.9% for the corresponding periods of 2025, respectively, and our underwriting expenses were $38.9 million and $119.5 million for the three and nine months ended September 30, 2026, respectively, compared to $39.6 million and $125.7 million for the corresponding periods of 2025, respectively. Despite the reduction in our underwriting expenses, our underwriting expense ratio for the three and nine months ended September 30, 2026 increased due to lower premiums earned. As highlighted below, we continue our disciplined focus on expense reductions.
The decrease in underwriting expenses for the three months ended September 30, 2026 was primarily the result of lower policyholder dividends of $1.2 million, net CECL provision on premiums receivable of $1.1 million, and premium taxes and assessments of $0.4 million. These decreases were partially offset by an increase in compensation-related expenses of $1.4 million and lower internal adjusting and other (AO) expense allocations of $0.6 million, each compared to the same period of 2025.
The decrease in underwriting expenses for the nine months ended September 30, 2026 was primarily the result of lower policyholder dividends of $4.2 million, compensation-related expenses of $2.4 million, net CECL provision on premiums receivable of $1.5 million, and premium taxes and assessments of $1.5 million. These decreases were partially offset by lower internal AO and other expense allocations of $3.4 million, each compared to the same period of 2025.
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
Net investment income increased 23.8% and 3.2% during the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025. The increase for the three months ended September 30, 2026 was primarily driven by increased returns from our investments in private equity limited partnerships, along with higher book yields on our fixed maturity securities resulting from our investment rebalancing activity in 2025. The increase for the nine months ended September 30, 2026 was primarily the result of higher book yields on our fixed maturity securities.
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
Net realized and unrealized (losses) gains on investments were $(3.2) million and $13.8 million for the three and nine months ended September 30, 2026, respectively, compared to $21.2 million and $29.3 million for the corresponding periods of 2025, respectively. The net realized and unrealized (losses) gains on investments for the three months ended September 30, 2026 and 2025 included $(3.2) million and $23.7 million of net realized and unrealized (losses) gains on equity securities and other investments, respectively, and $2.5 million of net realized losses on fixed maturity securities for the three months ended September 30, 2025. The net realized and unrealized gains on investments for the nine months ended September 30, 2026 and 2025 included $14.8 million and $32.8 million of net realized and unrealized gains on equity securities and other investments, respectively, and $1.0 million and $3.5 million of net realized losses on fixed maturity securities, respectively.
The net investment gains on our equity securities during the three and nine months ended September 30, 2026 were largely consistent with the performance of the U.S. equity markets. The net investment losses on our other investments during the three and nine months ended September 30, 2026 relate primarily to reductions in private equity partnership investment net asset value due to distributed investment returns. The net realized investment losses on our fixed maturity securities during the three and nine months ended September 30, 2026 included a $0.1 million decrease and $0.6 million increase in our allowance for CECL.
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
Interest and financing expenses were $1.3 million and $3.7 million for the three and nine months ended September 30, 2026, respectively, compared to $0.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. The increase for the three and nine months ended September 30, 2026, resulted primarily from interest expense associated with our various advances with the FHLB.
Other non-recurring expenses
Other non-recurring expenses were $1.1 million for each of the three and nine months ended September 30, 2025. During the three months ended September 30, 2025, we recorded charges of $1.3 million of employee severance costs in connection with a third quarter 2025 reorganization, which was undertaken to better align our resources with our business objectives. These charges were offset by other miscellaneous one-time items. There were no other non-recurring expenses for the three and nine months ended September 30, 2026.
Income Tax Expense
Income tax expense was $2.9 million and $11.1 million for the three and nine months ended September 30, 2026, respectively, compared to $(2.9) million and $7.4 million for the corresponding periods of 2025, respectively. The effective tax rate was 20.0% and 17.9% for the three and nine months ended September 30, 2026, compared to 25.9% and 17.8% for the corresponding periods of 2025, respectively. The effective rates during each of the periods presented deviate from the statutory rate of 21.0% due to, in part, income tax benefits and exclusions associated with tax-advantaged investment income, LPT adjustments, Deferred Gain amortization and related adjustments, income adjustments related to the Fund, and tax credits utilized.
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
During the third quarter of 2026, EPIC made a $17.5 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, EPIC cannot pay dividends for the remainder of 2026 without prior regulatory approval.
During the third quarter of 2026, EAC made an $18.5 million dividend payment to EGI, which in turn distributed that amount to EHI. As a result of that dividend payment, EAC cannot pay dividends for the remainder of 2026 without prior regulatory approval.
During the third quarter of 2026, CIC made a $5.1 million dividend payment to CGI, which in turn distributed that amount to EHI. As a result of that dividend payment, CIC cannot pay dividends for the remainder of 2026 without prior regulatory approval.
Total cash and investments at the holding company were $32.0 million at September 30, 2026, consisting of $27.3 million of cash and cash equivalents, $4.2 million of fixed maturity securities, and $0.5 million of equity securities.
In November 2025, EHI entered into two three-year intercompany loan agreements with its insurance subsidiaries: one with EICN (the "EICN Agreement") and one jointly with EAC, ECIC, EPIC, and CIC (the "Omnibus Agreement"). Together, the agreements provide approximately $200.0 million of lending capacity, with individual advances bearing interest at the prevailing rate published by the FHLB for advances of comparable duration. As of September 30, 2026, $160.0 million is outstanding under these intercompany loan agreements, which were primarily utilized to fund our recapitalization plan.
On May 28, 2024, EHI entered into a Credit Agreement which provides for a $25.0 million, unsecured, three-year revolving credit facility and is guaranteed by EGI and CGI. On July 29, 2026, EHI and Wells Fargo Bank, National Association, entered into Amendment No. 1 to the Credit Agreement. The Credit Agreement, as amended, provides for a $35.0 million, unsecured, three-year revolving credit facility and remains guaranteed by EGI and CGI. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of EHI and its subsidiaries.
The interest rates applicable to loans under the Credit Agreement are generally based on, at EHI's option: (i) a base rate, defined as the higher of the Prime Rate, the Federal Funds Rate plus 0.50% and the Adjusted Term SOFR for a one-month tenor plus 1.00%, or (ii) an Adjusted Term SOFR, defined as the applicable Adjusted Term SOFR plus 1.50%. Interest paid and/or fees incurred pursuant to the Credit Agreement, as applicable, was $0.2 million and less than $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.7 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.
The Credit Agreement, as amended, contains covenants that require EHI and its consolidated subsidiaries to maintain: (i) a minimum consolidated net worth, defined as EHI’s total stockholders’ equity excluding any accumulated other comprehensive income or loss, of no less than $700.0 million; and (ii) a debt to total capitalization ratio of no more than 27.5%, in each case as determined in accordance with the Credit Agreement. As of September 30, 2026, EHI has remained in compliance with all of the covenants associated with the Credit Agreement since its inception.
On February 17, 2026, EHI borrowed $20.0 million under the Credit Agreement as part of our recapitalization plan. The advance carried an interest rate of 5.15% based on the three-month Adjusted Term SOFR, with a reset date of August 18, 2026. On August 18, 2026, the Company repaid the $20.0 million outstanding principal balance under the Credit Agreement. As of September 30, 2026, no amount was outstanding under the Credit Agreement. Advances can be repaid at any time without prepayment penalties or additional fees.
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
Total cash and investments held by our operating subsidiaries was $2,302.8 million at September 30, 2026, consisting of $48.6 million of cash and cash equivalents, and restricted cash, $1,970.1 million of fixed maturity securities, $181.8 million of equity securities, $89.1 million of other invested assets, and $13.2 million of short-term investments. Sources of immediate and unencumbered liquidity at our operating subsidiaries as of September 30, 2026 consisted of $48.4 million of cash and cash equivalents, $172.7 million of publicly traded equity securities whose proceeds are available within two business days, and $773.9 million of highly liquid fixed maturity securities whose proceeds are also available within two business days. We believe that our subsidiaries’ liquidity needs over the next 12 months and for the longer-term period thereafter will be met with cash from operations, investment income, and maturing investments.
Each of our insurance subsidiaries are members of the FHLB. Membership allows our subsidiaries access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on our statutory admitted assets on a per company basis. The following table summarizes the terms and maturities of the advances outstanding at September 30, 2026.

Date of Advance	Borrower	Amount	Fixed Interest Rate	Maturity Date
(in millions)
November 17, 2025	EICN	$19.0	3.84%	May 31, 2029
February 5, 2026(1)	EICN	16.0	3.79	May 31, 2029
January 2, 2026	ECIC	17.0	3.77	May 31, 2029
January 8, 2026	EAC	22.0	3.78	May 31, 2029
January 16, 2026	EPIC	28.0	3.87	May 31, 2029
February 5, 2026	CIC	3.0	3.74	February 5, 2029
August 19, 2026	EICN	20.0	4.45	May 31, 2029
	Total	$125.0
(1) On February 5, 2026, the terms of this advance were revised from an interest rate of 3.70% and a maturity date of December 21, 2026, to an interest rate of 3.79% and a maturity date of May 31, 2029.
These advances were assumed by EHI through the intercompany loan agreements as described above and executed as part of the Company’s recapitalization plan. Interest incurred and paid on these borrowings during the three and nine months ended September 30, 2026 was $1.1 million and $3.0 million, respectively.
FHLB membership also allows our insurance subsidiaries access to standby Letter of Credit Agreements. Letter of Credit Agreements we currently have in effect will expire March 31, 2027 and must be fully secured with eligible collateral at all times (See Note 10).
Various state laws and regulations require us to hold investment securities or letters of credit on deposit with certain states in which we do business. Securities having a fair value of $559.6 million and $587.4 million were on deposit at September 30, 2026 and December 31, 2025, respectively. These laws and regulations govern both the amount and types of investment securities that are eligible for deposit. Additionally, standby letters of credit from the FHLB have been issued in lieu of $170.0 million of securities on deposit at both September 30, 2026 and December 31, 2025.
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
Certain reinsurance contracts require funds owned by us to be held in trust for the benefit of the ceding reinsurer to secure the outstanding liabilities we have assumed. The fair value of fixed maturity securities held in trust for the benefit of our ceding reinsurers was $3.0 million and $3.1 million at September 30, 2026 and December 31, 2025, respectively.
Sources of Liquidity
We monitor the cash flows of each of our subsidiaries individually, as well as collectively as a consolidated group. We use trend and variance analyses to project future cash needs, making adjustments to our cash forecasts as appropriate.

The table below shows our net cash flows:

	Nine Months Ended
	September 30,
	2026	2025
	(in millions)
Cash, cash equivalents, and restricted cash (used in) provided by:
Operating activities	$(19.5)	$44.0
Investing activities	(8.2)	167.4
Financing activities	(56.4)	(112.9)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(84.1)	$98.5
For additional information regarding our cash flows, see Item 1, Consolidated Statements of Cash Flows.
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 included net claims payments of $431.1 million, underwriting expenses paid of $110.1 million, commissions paid of $70.3 million and interest paid of $3.7 million. The cash outflows used in these activities were partially offset by net premiums received of $508.0 million, investment income received of $86.3 million and federal tax refund received of $1.4 million.
Net cash provided by operating activities for the nine months ended September 30, 2025, included net premiums received of $584.3 million and investment income received of $85.2 million. The cash provided by these operating activities was partially offset by net claims payments of $417.4 million, underwriting expenses paid of $120.7 million, commissions paid of $74.4 million, other non-recurring expenses paid of $1.1 million, and federal income taxes paid of $11.6 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 related primarily to investments of premiums received and the reinvestment of funds from investment sales, maturities, redemptions, and interest income. The cash outflows used in these activities were partially offset by investment sales, maturities, and redemptions whose proceeds were used to fund claims payments, underwriting expenses, stockholder dividend payments, and common stock repurchases.
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
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 related primarily to stockholder dividend payments and common stock repurchases partially offset by FHLB advances.
Net cash used in financing activities for the nine months ended September 30, 2025 related primarily to stockholder dividend payments and common stock repurchases.
Dividends
We paid $18.8 million and $22.8 million in dividends to our stockholders and eligible equity plan award holders for the nine months ended September 30, 2026 and 2025, respectively. The declaration and payment of future dividends to our stockholders, including any special dividends, will be at the discretion of our Board of Directors (Board) and will depend upon many factors including our financial position, capital requirements of our operating subsidiaries, legal and regulatory requirements, and any other factors that our Board deems relevant. On October 28, 2026, the Board declared a quarterly dividend per share of $0.34, which is payable December 3, 2026 to stockholders of record on November 12, 2026.
Stock Repurchases
We repurchased 373,848 shares of our common stock for $18.1 million during the three months ended September 30, 2026 and we repurchased 2,837,929 shares of our common stock for $122.6 million during the nine months ended September 30, 2026. We have $94.9 million repurchase authorization remaining under the 2026 Program. Future repurchases of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial position, capital requirements of our operating subsidiaries, general business and socioeconomic conditions, legal, tax, regulatory, and/or contractual restrictions, and any other factors that our Board deems relevant.

Capital Resources
As of September 30, 2026, the capital resources available to us consisted of $785.6 million of stockholders’ equity and the $84.0 million Deferred Gain.
Contractual Obligations and Commitments
Other than operating expenses, our current and long-term cash requirements include the following contractual obligations and commitments as of September 30, 2026:
Debt
We obtained advances from the FHLB totaling $125.0 million, bearing interest rates ranging from 3.74% to 4.45%, of which none are payable within 12 months.
Leases
We have entered into lease arrangements for certain equipment and facilities. As of September 30, 2026, we had lease payment obligations totaling $3.9 million, of which $0.8 million is payable within 12 months.
Other Purchase Obligations
We have other purchase obligations that primarily consist of non-cancellable obligations to acquire capital assets, commitments for information technology and related services, software acquisition and license commitments, and other legally binding agreements to purchase services that are to be used in our operations. As of September 30, 2026, we had other purchase obligations totaling $4.2 million, of which $3.1 million is payable within 12 months.
Unfunded Investment Commitments
As of September 30, 2026, we had private equity limited partnerships with unfunded investment commitments totaling $9.2 million that can be called at any time.
Unpaid Losses and LAE Expenses
We have developed unpaid losses and LAE expense payment patterns that are computed based on historical information. Our calculation of loss and LAE expense payments by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and LAE by period will vary, perhaps materially, to the extent that current estimates of losses and LAE expense vary from actual ultimate claims amounts due to variations between expected and actual payment patterns. As of September 30, 2026, we had unpaid losses and LAE reserves totaling $1,733.3 million, of which $315.2 million is estimated to be payable within 12 months.
The unpaid losses and LAE expense payment patterns are gross of reinsurance recoverables for unpaid losses. As of September 30, 2026, we had reinsurance recoverables on unpaid losses and LAE totaling $374.8 million, of which $26.5 million is currently expected to be received within 12 months.
Investments
Our investment portfolio is structured to support our need for: (i) optimizing our risk-adjusted total returns; (ii) providing adequate liquidity; (iii) facilitating financial strength and stability; and (iv) ensuring regulatory and legal compliance. These investments provide a steady source of income.
As of September 30, 2026, our investment portfolio consisted of 88% fixed maturity securities with a modified duration of 4.3, which is measured by their sensitivity to changes in interest rates. Our investment strategy balances consideration of duration, yield, and credit risk. Our investment guidelines require that the minimum weighted average quality of our fixed maturity securities portfolio be “A,” using ratings assigned by Standard & Poor’s (S&P) or an equivalent rating assigned by another nationally recognized statistical rating agency. Our fixed maturity portfolio had a weighted average quality of “A+” as of September 30, 2026.
Our investment portfolio also contains equity securities. We strive to limit the exposure to equity price risk associated with publicly traded equity securities by diversifying our holdings across several industry sectors. These equity securities had a fair value of $173.2 million at September 30, 2026, which represented 8% of our investment portfolio at that time. We also have a $9.1 million investment in FHLB stock which we record at cost. We receive periodic dividends from the FHLB for this investment, when declared, which can vary from period to period.
Our investment portfolio also contains certain other investments, which made up 4% of our investment portfolio at September 30, 2026, and include private equity limited partnerships. Our investments in private equity limited partnerships totaled $89.1 million at September 30, 2026 and are generally not redeemable by the investees and cannot be sold without prior approval of the general partner. These investments have a fund term of 3 to 12 years, subject to two or three one-year extensions at the general partner’s discretion. We periodically receive distributions of proceeds from dividends and interest from fund investments, as well as from any dispositions of fund investments, during the full course of the fund term. As of September 30, 2026, we had unfunded commitments to these private equity limited partnerships totaling $9.2 million.
We believe that our current asset allocation meets our strategy to preserve capital for claims and policy liabilities and to provide sufficient capital resources to support and grow our ongoing insurance operations.
The following table shows the estimated fair value, the percentage of the fair value to total invested assets, and the average ending book yield (which is calculated based on the amortized cost of the associated invested assets) as of September 30, 2026.

Category	Estimated Fair Value	Percentage of Total Investments Measured at Fair Value	Book Yield
	(in millions, except percentages)
U.S. Treasuries	$76.7	3.5%	4.1%
States and municipalities	148.0	6.9	4.8
Corporate securities	670.0	31.0	4.8
Residential mortgage-backed securities	698.3	32.3	5.1
Commercial mortgage-backed securities	35.2	1.6	5.6
Asset-backed securities	171.9	8.0	5.5
Collateralized loan obligations	2.5	0.1	5.8
Foreign government securities	1.9	0.1	6.2
Other securities	169.8	7.9	6.1
Equity securities	173.2	8.0	2.3
Short-term investments	13.2	0.6	4.0
Total investments at fair value	$2,160.7	100.0%
Weighted average book yield			4.9%
The following table shows the percentage of total estimated fair value of our fixed maturity securities as of September 30, 2026 by credit rating category, using the lower of the ratings assigned by Moody’s Investors Service or S&P.

Rating	Percentage of Total Estimated Fair Value
“AAA”	8.8%
“AA”	44.4
“A”	32.4
“BBB”	6.0
Below Investment Grade	8.4
Total	100.0%
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
In addition to recognizing realized gains and losses upon the disposition of an investment security, we also record provisions and recoveries for changes in CECL allowance on AFS investments as realized gains and losses. As of September 30, 2026, we maintained a CECL allowance of $1.0 million on AFS investments. During the nine months ended September 30, 2026, we recognized a net $0.6 million increase to our allowance for CECL on AFS investments. The remaining fixed maturity securities whose total fair value was less than amortized cost at September 30, 2026, were those in which we had no intent, need, or requirement to sell at an amount less than their amortized cost.
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
Economic disruptions caused by ongoing financial market volatility, persistent inflationary pressures, rising interest rates, heightened geopolitical conditions, and tariff uncertainty have impacted the credit risk associated with certain of our investment holdings. As of September 30, 2026, we maintained a $1.0 million allowance for CECL on our fixed maturity portfolio. See Note 5 to the consolidated financial statements.
Interest Rate Risk
Investments
Our fixed maturity securities are exposed to interest rate risk, which is the risk of a change in fair value resulting from changes in prevailing interest rates, which we monitor through duration. Our fixed maturity investments (excluding cash and cash equivalents) had a modified duration of 4.3, which is measured by their sensitivity to changes in interest rates, at September 30, 2026. Our investment strategy balances consideration of duration, yield, and credit risk. We continually monitor the changes in interest rates and their impact on our liquidity and ability to meet our obligations.
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
We use fair values to measure our potential loss in this model, which includes fixed maturity securities and short-term investments. For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put, and interest rate reset features. Invested asset portfolio durations are calculated on a market value weighted basis, excluding accrued investment income, using holdings as of September 30, 2026. The estimated changes in fair values on our fixed maturity securities and short-term investments, which had an aggregate value of $1,987.5 million as of September 30, 2026, based on specific changes in interest rates are as follows:

Hypothetical Changes in Interest Rates	Estimated Pre-tax Increase (Decrease) in Fair Value
	(in millions, except percentages)
300 basis point rise	$(246.4)	(12.4)%
200 basis point rise	(168.0)	(8.5)
100 basis point rise	(85.4)	(4.3)
50 basis point rise	(42.9)	(2.2)
50 basis point decline	43.3	2.2
100 basis point decline	85.9	4.3
200 basis point decline	166.7	8.4
300 basis point decline	239.1	12.0
The most significant assessment of the effects of hypothetical changes in interest rates on investment income would be based on GAAP guidance related to "Receivables- Nonrefundable Fees and Other Costs," which requires amortization adjustments for mortgage-backed securities. The rates at which the mortgages underlying mortgage-backed securities are prepaid, and therefore the average life of mortgage-backed securities, can vary depending on changes in interest rates (for example, mortgages tend to prepay faster and the average life of mortgage-backed securities falls when interest rates decline). Adjustments for changes in amortization are based on revised average life assumptions and would have an impact on investment income if a significant portion of our commercial and residential mortgage-backed securities were purchased at significant discounts or premiums to par value. As of September 30, 2026, the par value of our commercial and residential mortgage-backed securities holdings was $775.6 million, and the amortized cost was 99.5% of par value. The commercial and residential mortgage-backed securities portion of the portfolio totaled 33.9% of total investments as of September 30, 2026. Agency-backed residential mortgage pass-throughs represented 85.7% of the residential mortgage-backed securities portion of the portfolio as of September 30, 2026.
Equity Price Risk
Equity price risk is the risk of a decline in market value of the equity securities we hold in our investment portfolio. Adverse changes in the market prices of the equity securities we hold in our investment portfolio could result in decreases in the fair value of our total assets on our Consolidated Balance Sheets and in net realized and unrealized gains and losses on our Consolidated Statements of Comprehensive Income (Loss). Economic and market disruptions caused by geopolitical conditions, inflationary pressures, rising interest rates, and tariff uncertainty, have resulted in volatility in the fair value of our equity securities. We mitigate our exposure to equity price risk through dollar-cost averaging and by diversifying our equity holdings across several industry sectors.
The table below shows the sensitivity of our equity securities at fair value to price changes as of September 30, 2026:

(in millions)	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Decrease in Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Increase in Total Equity Securities
Equity securities	$88.5	$173.2	$155.9	$(17.3)	$190.5	$17.3
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in millions)
July 1 - July 31	—	$—	—	$113.0
August 1 - August 31	134,500	48.62	134,500	106.5
September 1 - September 30	239,348	48.34	239,348	94.9
	373,848	$48.44	373,848
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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 1 to Credit Agreement, dated as of July 29, 2026, by and among Employers Holdings, Inc., as Borrower, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender		10-Q	001-33245	10.1	July 30, 2026
31.1	Certification of Katherine H. Antonello Pursuant to Section 302	X
31.2	Certification of Michael A. Pedraja Pursuant to Section 302	X
32.1	Certification of Katherine H. Antonello Pursuant to Section 906	X
32.2	Certification of Michael A. Pedraja Pursuant to Section 906	X
101.INS
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
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

EMPLOYERS HOLDINGS, INC.

Date:	October 30, 2026	/s/ Michael A. Pedraja
Michael A. Pedraja
Executive Vice President and Chief Financial Officer
Employers Holdings, Inc.
(Principal Financial Officer)